Form 10-Q
period 2024-03-31
Chromocell Therapeutics Corp
filed 2024-05-15
CIK 1919246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-41964

Chromocell Therapeutics Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-3335449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 1000

Freehold, NJ 07728

(Address of principal executive offices) (Zip Code)

(877) 265-8266

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CHRO	The NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 13, 2024 is 5,766,704.

CHROMOCELL THERAPEUTICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

 CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS

CURRENT ASSETS
Cash	$3,770,229	$96,391
Prepaid expenses	220,930	—
Due from Chromocell Corporation	40,400	—

TOTAL CURRENT ASSETS	4,031,559	96,391

TOTAL ASSETS	$4,031,559	$96,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,407,515	$4,620,925
Accrued compensation	493,924	645,947
Bridge loan, net of debt discount	—	316,324
Loan payable, net of debt discount	—	202,279
Loan payable - related party, net of debt discount	—	750,082
Due to Chromocell Corporation	—	5,386

TOTAL CURRENT LIABILITIES	2,901,439	6,540,943

TOTAL LIABILITIES	2,901,439	6,540,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A, $0.0001 par value, 700,000 shares authorized, 0 and 600,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	60
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,766,704 and 3,914,338 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	578	391
Additional paid in capital	17,211,521	7,074,646
Accumulated deficit	(16,081,979)	(13,519,649)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,130,120	(6,444,552)

TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,031,559	$96,391

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

OPERATING EXPENSES
General and administrative expenses	$787,561	$477,630
Research and development	466,606	186,117
Professional fees	679,815	250,836
Total operating expenses	1,933,982	914,583

NET LOSS FROM OPERATIONS	(1,933,982)	(914,583)

OTHER (EXPENSE) INCOME
Interest expense	(628,348)	(51,978)
Total other (expense) income	(628,348)	(51,978)

Net loss before provision for income taxes	(2,562,330)	(966,561)

Provision for income taxes	—	—

NET LOSS	$(2,562,330)	$(966,561)

Net loss per common share - basic and diluted	$(0.55)	$(0.87)

Weighted average number of common shares outstanding during the year - basic and diluted	4,690,989	1,111,112

The accompanying notes are an integral part of these unaudited condensed financial statements.

 Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2022	600,000	$60	—	$—	$1,111,112	$111	$4,432,148	$(6,138,856)	$(3,706,537)

Stock-based compensation	—	—	—	—	—	—	272,221	—	272,221
Net loss	—	—	—	—	—	—	—	(966,561)	(966,561)

Balance, March 31, 2023	600,000	$60	—	$—	$1,111,112	$111	$2,704,369	$(7,105,417)	$(4,440,877)

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2023	600,000	$60	—	$—	$3,906,300	$391	$7,074,646	$(13,519,649)	$(6,444,552)

Stock-based compensation	—	—	—	—	—	—	292,552	—	292,552
Issuance cost from common stock issued for extension of bridge loan	—	—	—	—	81,112	9	447,770	—	447,779
Conversion of preferred stock	(600,000)	(60)	—	—	499,429	50	10	—	—
Common stock issued for cash	—	—	—	—	1,100,000	110	5,971,890	—	5,972,000
Standby agreement	—	—	—	—	37,500	4	(4)	—	—
Recission of common stock	—	—	—	—	(111,129	(11)	(91,501)	—	(91,512)
Transfer of liabilities to Chromocell Corp. for preferred C shares	—	—	2,600	—	—	—	2,153,362	—	2,153,363
Common stock issued for conversion of notes	—	—	—	—	253,492	25	1,362,796	—	1,362,821
Net loss	—	—	—	—	—	—	—	(2,562,300)	(2,562,330)

Balance March 31, 2024	—	$—	2,600	$1	$5,766,704	$578	$17,211,521	$(16,081,979)	$1,130,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,562,330)	$(966,561)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	605,630	31,650
Stock-based compensation	292,552	272,221
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	90,994	367,326
Accrued compensation	(152,023)	121,995
Due from Chromocell Corporation	(45,786)	—
Prepaid	(220,930)	—
Net Cash Used In Operating Activities	(1,991,893)	(173,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party, net of debt discount	—	166,903
Payment of bridge loan, net of debt discount	(214,757)	—
Common stock issued for cash	5,972,000	—
Recission of common stock	(91,512)	—
Net Cash Provided By Financing Activities	5,665,731	166,903

NET INCREASE (DECREASE) IN CASH	3,673,838	(6,466)

CASH AT BEGINNING OF PERIOD	96,391	55,074

CASH AT END OF PERIOD	$3,770,229	$48,608

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from common stock issued for extension of bridge loan	$447,779	$—
Conversion of notes	$1,362,821	$—
Transfer of liabilities to Chromocell Corp for Preferred Stock	$2,153,362	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Chromocell Therapeutics Corporation (“Chromocell” or the “Company”) was incorporated in the State of Delaware on March 19, 2021. On August 10, 2022, the Company entered into that certain Contribution Agreement (the “Contribution Agreement”) with Chromocell Corporation, a Delaware corporation (“Chromocell Holdings”), pursuant to which, effective July 12, 2022 (the “Contribution Date”), Chromocell Holdings contributed all assets and liabilities related to Chromocell Holdings’ historical therapeutic business, including all patents, pre-clinical and Phase I study results and data, and trade secrets related to the CC8464 compound to the Company. (See Note 4)

The Company a clinical-stage biotech company focused on developing and commercializing new therapeutics to alleviate pain. The Company’s clinical focus is to selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to prevent the transmission of pain perception to the central nervous system (“CNS”). The Company’s goal is to develop a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system.

The Company has formally launched two programs developing pain treatment therapeutics, both based on the same proprietary molecule, as follows:

Neuropathic Pain: CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 receptors in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other receptors in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies (described below) and the Phase 1 studies the Company has completed to date, the Company believes that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in EM and iSFN.

Eye Pain: Based on the same proprietary molecule as CC8464, the Company’s newly launched program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 receptor is present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. The Company intends to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. The Company has commenced development of a topical ophthalmic formulation of CT2000 that would initially be evaluated for ophthalmic toxicology and then followed by a POC trial in patients. The Company expects the trials for this ophthalmic formulation of CT2000 to start in 2025.

The Company may further expand its pipeline with other internal or external compounds in the future, but all other internally discovered compounds are pre-clinical and no commercial discussions about in-licensing have been initiated to date, other than as disclosed in this quarterly report with respect to the licensing of the certain spray formulations from Benuvia Operations LLC (“Benuvia”), entered into on December 23, 2023.

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

On February 21, 2024, the Company completed the initial public offering of its Common Stock (the “IPO”) and issued 1,100,000 shares of its Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting underwriting discounts and commissions and offering expenses.

NOTE 2 – GOING CONCERN ANALYSIS

During the three months ended March 31, 2024, the Company had a net loss of $2,562,330 and cash of $3,770,229 at March 31, 2024. These factors indicate substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of our strategy to generate sufficient revenue, control costs, and raise additional funds, when necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to implement the business plan, generate sufficient revenues, raise capital, and to control operating expenses.

Liquidity and Capital Resources

At March 31, 2024, the Company had $3.8 million in cash and a working capital surplus of approximately $1.1 million, compared to approximately $0.1 million in cash and cash equivalents and a working capital deficit of approximately $6.4 million at December 31, 2023.

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these financial statements. While the Company will continue to invest in its business and the development of CC8464 and CT2000, and potentially other molecules, it is unlikely that the Company will generate product or licensing revenue during the next twelve months. During the period, the Company completed its initial public offering, raising $5.7 million, after deducting the underwriting discounts and commissions and offering expenses, and the Company may need to raise additional funds through either strategic partnerships or the capital markets.  However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2024 and 2023. Although management believes that the disclosures in these unaudited condensed financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets, realization of long-lived assets, valuation of deferred income taxes, unrealized tax positions and business combination accounting.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

As of March 31, 2024, the Company had deposits in excess of federally insured limits.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. The Company reviews acquired R&D and licenses to determine if they should be capitalized or expensed under U.S. GAAP standards.

Below is a disaggregation of R&D expenses:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Consultant	$30,033	$16,400
Lab Gas	—	—
Lab Cell Storage	24,127	10,100
Chemistry Manufacturing and Controls (“CMC”)	303,397	—
IP Services	109,049	159,617
Total	$466,606	$186,117

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2024, 197,560 stock options and 55,000 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of March 31, 2023, 156,671 stock options were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual periods beginning after December 15, 2024. The Company is currently evaluating the timing and impacts of adoption of this ASU.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreement

On February 14, 2024, the board of director of the Company (the “Board”) received a demand letter from an attorney representing Chromocell Holdings and Christian Kopfli, our former Chief Executive Officer and former Chief Strategy Officer. Mr. Kopfli alleges an improper termination for “cause” and seeks monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of March 31, 2024, the Company has accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. To the extent Mr. Kopfli is successful in his assertions, the Company will pay any amounts owed thereunder from future working capital reserves; however, the Company believe the assertions made by Mr. Kopfli are without merit and intends to vigorously defend the matter.

Camden Consulting LLC

The Company entered into a Consultant Agreement with Camden Capital LLC (“Camden”), dated January 10, 2023 (the “Consultant Agreement”). This Consultant Agreement replaced an agreement with Mr. Francis Knuettel II dated June 2, 2022 and pursuant to which, Camden agreed to provide the services of Mr. Knuettel, who was to serve as our Chief Financial and Strategy Officer, Treasurer and Secretary.

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

The Consultant Agreement contemplates an additional consulting fee, as determined by the Board. The potential additional consulting fee is 50% of the annualized consulting fee and will be based on achievement of performance goals and objectives established by the Board in concert with Mr. Knuettel in January of each year. The Board may increase the potential additional consulting fee in recognition of performance in excess of the performance objectives. Any amount shall only be paid if Camden continues to provide consulting services to the Company as of the date of payment, which will be no later than March 15 of the year following the year to which the additional consulting fee relates. Any additional consulting fee for 2022 is payable solely in the Board’s discretion.

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

On June 23, 2023, we amended and restated the Consultant Agreement by entering into an Amended and Restated Consultant Agreement with Camden whereby the RSU for 16,667 shares of Common Stock was cancelled, and the Company agreed to grant Camden an option to acquire 27,777 shares of Common Stock within 30 days of the closing of the IPO. As of June 23, 2023, such RSU for 16,667 shares of the Company’s Common Stock had not vested, and no expense was recorded on the Company’s financial statements. In addition, from and after June 1, 2023, the consulting fee will be paid in cash by the Company. No other material changes were made to the Consultant Agreement.

Effective July 19, 2023, the Board appointed Francis Knuettel II as Interim Chief Executive Officer and as of March 13, 2024, the Board appointed Francis Knuettel II as Chief Executive Officer of the Company. Mr. Knuettel will serve as the Company’s Chief Executive Officer until a successor is duly elected and qualified, unless sooner removed. In addition to his role as Chief Executive Officer of the Company, Mr. Knuettel will continue to serve in his capacity as Chief Financial Officer, Treasurer and Secretary of the Company.

Director Note

On December 6, 2022, the Company and Mr. Todd Davis, one of the Company’s directors, entered into the Director Note for $175,000. The Director Note has an original issuance discount of $75,000, and matures on December 31, 2023, or, if earlier to occur, upon the closing of an underwritten offering of securities resulting in at least $15 million in gross proceeds. On December 28, 2023, the Company entered into an amendment to the Director Note, which extended the maturity date to February 29, 2024. On February 21, 2024, the principal and accrued interest on this note converted into 29,167 shares of the Company’s Common Stock.

April and September Bridge Financings

On April 17, 2023 and September 1, 2023, the Company entered into bridge notes, the investors in which were almost entirely existing investors. Related party investors in the April Bridge Financing include Chromocell Holdings, Boswell Prayer Ltd., Motif Pharmaceuticals Ltd, Aperture Healthcare Ventures Ltd., MDB Merchants Park LLC, Balmoral Financial Group LLC and AME EQUITIES LLC (each a related party based on share ownership in excess of 5% or resulting from a principal at one of the entities being on the Board). All of these investors, except Chromocell Holdings, also participated in the September Bridge Financing. On February 21, 2024, the principal and accrued interest on these notes converted into 130,494 shares of the Company’s Common Stock.

Due from/to Chromocell Corporation

As of March 31, 2024, the Company had a $40,400 receivable due from Chromocell Holdings, from which the Company was spun out in August 2022. This amount is comprised of expenses paid by the Company to be reimbursed by Chromocell Holdings. No interest is incurred on these amounts.

As of December 31, 2023, the Company had a $5,586 liability due to Chromocell Corporation. This amount is comprised of expenses paid by Chromocell Holdings to be reimbursed by the Company. No interest is incurred on these amounts.

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

The Series C Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Series C Preferred Stock are not entitled to dividends, have no voting rights other than as required by law, and the shares of Series C Preferred Stock are convertible into shares of Common Stock at a price of $7.50 per share of Common Stock.   Following the IPO, at the Company’s option, the shares of Series C Preferred Stock are convertible into shares of Common Stock automatically if, the trading price of the Common Stock exceeds certain thresholds and are redeemable by the Company for cash.

NOTE 5 – NOTES PAYABLE

Investor Note

On February 4, 2022, the Company entered into a note payable for $450,000 (the “Investor Note”) with a third party. This Investor Note had an original issuance discount of $150,000, representing an implicit interest rate of 50%, a maturity date of February 3, 2023, and accrues no interest beyond the original issuance discount. As of December 31, 2023, the debt discount was fully amortized. The Company recognized $14,370 and $135,630, respectively, of amortization of debt discount included in interest expense on the statement of operations for the three months ended March 31, 2024 and 2023 related to the Investor Note.

On February 27, 2023, the Investor Note agreement was amended. The maturity date was extended from its original due date of February 3, 2023 to May 15, 2023, in return for the Company agreeing to pay 2% per month in accrued interest and the third party agreeing to settle its outstanding debt, including accrued interests in shares of Common Stock at the IPO. Accrued interest and related interest expense totaled $15,517 for the three months ended March 31, 2024, compared to $17,036 for year ended March 31, 2023.

On June 23, 2023, the Company entered into a side letter with the holder of the Investor Note pursuant to which the Company (i) amended and restated the Investor Note to extend the maturity date to August 15, 2023 and (ii) in consideration therefor, issued to such holder 50,000 shares of Common Stock. The Company determined that this extension qualified as a modification of the Investor Note rather than an extinguishment. The Company recorded an expense of $126,000 from the issuance of the 556 shares of Common Stock based on a share price of $22.68. The $22.68 share price was based on a third-party valuation of the Company’s Common Stock, with certain adjustments as set forth below in detail in Note 7 – Stockholders’ Equity. This expense was recorded to interest expense on the Company’s statement of operations for the three months ended March 31, 2024.

On August 17, 2023, the Company entered into a second side letter with the holder of the Investor Note (the “August Investor Note Side Letter” and, together with the June Investor Note Side Letter, the “Investor Note Side Letters”) pursuant to which the Company (i) amended and restated the Investor Note to extend the maturity date to September 30, 2023 and (ii) in consideration therefor, issued to such holder 30,000 shares of Common Stock. On September 24, 2023, the Company entered into an amendment to the Investor Note, which further extended the maturity date to October 10, 2023. The Investor Note provides for the accrual of interest equal to 2% of the face amount of $450,000 per month ($9,000 per month) and obligates the holder to subscribe for securities in the IPO in full satisfaction of our repayment obligations. In addition, pursuant to the Investor Note Side Letters, the Company agreed to register the 8,890 shares of Common Stock (5,556 issued for the June 23, 2023 side letter, and 3,334 issued for the August 17, 2023 side letter) for resale. The Company recorded an expense of $75,600 from the issuance of the 3,333 shares of Common Stock based on a share price of $22.68. The $22.68 share price was based on a third-party valuation of the Company’s Common Stock, with certain adjustments as set forth below in detail in Note 7 – Stockholders’ Equity. This expense was recorded to interest expense on the Company’s statement of operations for the three months ended March 31, 2024.

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

Amendment to Investor Note

Effective January 30, 2024, the Company entered into another side letter with the holder of the Investor Note (the “January Investor Note Side Letter”) pursuant to which the Company (i) amended and restated the Investor Note to extend the maturity date to February 29, 2024, and (ii) in consideration therefor, agreed to issue to such Holder of the Investor Note 77,778 shares of Common Stock on the earlier to occur of the IPO or February 29, 2024. As of March 31, 2024, the Investor Note has been fully paid off.

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

On December 28, 2023, the Company entered into an amendment to the Director Note, which extended the maturity date to February 29, 2024. The Director Note was exchanged for 29,167 shares of Common Stock at the time of the Company’s IPO.

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

On October 12, 2023, the Company entered into a first amendment to the senior secured convertible notes in the April Bridge Financing, which extended the maturity of the notes to November 1, 2023. On October 24, 2023, the Company entered into a second amendment to the senior secured convertible notes in the April Bridge Financing, which extended the maturity of the notes to November 14, 2023. On November 13, 2023, the Company entered into a third amendment to the senior secured convertible notes in the April Bridge Financing, which further extended the maturity of the notes to February 29, 2024. These notes were exchanged for 87,727 shares of Common Stock at the time of the Company’s IPO.

September Bridge Financing

On September 1, 2023, the Company entered into a bridge loan for working capital purposes, with various accredited investors, certain of which are pre-existing stockholders, in the aggregate principal amount of $198,128 (the “September Bridge Financing”). The September Bridge Financing consisted of senior secured convertible notes that had a maturity date of March 1, 2024. Such notes accrued interest on the unpaid principal amount at a rate of eight percent (8%) per annum and automatically converted into shares of Common Stock in connection with the IPO at a twenty percent (20%) discount to the price per IPO Share plus an additional 62 shares of Common Stock issuable as further consideration for the September Bridge Financing. The senior secured convertible notes issued in the September Bridge Financing were secured by a security interest in all of our assets (including our patents and intellectual property licenses). In connection with the September Bridge Financing, on September 1, 2023, the Company also entered into a securities purchase agreement with holders of the notes, pursuant to which the Company is required to file a registration statement within 180 calendar days after consummation of the IPO, providing for the resale of Common Stock received by holders of the notes upon conversion of such notes. Additionally, we entered into a subordination and intercreditor agreement, effective September 1, 2023, with the holders of the senior secured convertible notes issued in the April Bridge Financing, pursuant to which those notes and certain liens of the Company would be subordinated to the rights of the holders of the notes issued in the September Bridge Financing. These notes were exchanged for 42,767 shares of Common Stock at the time of the Company’s IPO.

October Promissory Notes

On October 12, 2023, the Company and four existing investors entered into promissory notes (the “October Promissory Notes”) with an aggregate face amount of $210,000 and an aggregate purchase price of $175,000. The October Promissory Notes matured on November 12, 2023 or, if earlier to occur, upon the closing of the IPO. The October Promissory Notes bore no interest except in the case of certain events of default. On November 7, 2023, the Company amended and restated the October Promissory Notes to extend the maturity dates of the October Promissory Notes to November 17, 2023. On November 13, 2023, the Company amended and restated the October Promissory Notes to further extend the maturity dates of the October Promissory Notes to February 29, 2024. As of March 31, 2024, the October Promissory Notes have been fully paid off.

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

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. (the “Stock Rescission Agreement” and, together with the Bridge Financing Note Amendments, the “Representative Affiliate Transactions”), pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,513 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At March 31, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

NOTE 6 – STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 21, 2024, the Company completed its IPO and issued 1,100,000 shares of Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting underwriting discounts and commissions and offering expenses.

Stock Split

On February 15, 2024, the Company effected a 9-for-1 reverse stock split. All share and per share amounts have been retrospectively adjusted for the reverse stock split.

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

Effective November 13, 2023, the Company entered into a side letter with the Standby Investor (the “Standby Investor Side Letter”), pursuant to which it (i) waived in full the Standby Investor’s obligation to fund the aggregate amount to be paid for the Series B Preferred Stock to be purchased under the Series B Securities Purchase Agreement and (ii) agreed to continue to have the obligation to issue the full amount of the Standby Shares upon the closing of the IPO. The Company and the Standby Investor also agreed to terminate each of their obligations solely with respect to the Series B Preferred Stock under the Series B Securities Purchase Agreement and a certain Registration Rights Agreement between the Company and the Standby Investor, which was required to be delivered pursuant to the Series B Securities Purchase Agreement.

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

Recission Agreement

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,513 paid   by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At March 31, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

Options

During the three months ended March 31, 2024, no new options were granted.

During the three months ended March 31, 2023, the fair value of each stock option granted was estimated using the Black-Scholes Option Pricing Model using the following inputs:

Exercise price	$22.68
Expected dividend yield	0%
Risk free interest rate	3.61-3.93%
Expected life in years	10
Expected volatility	157-158%

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of the options.

With certain adjustments outlined below, the Company based its determination of the underlying fair value of the Company’s Common Stock on the findings of an independent third party engaged by the Company to determine the fair value of the Company’s intellectual property. The Company had the analysis conducted in conjunction with the Contribution Agreement, which was executed on August 10, 2022. The analysis determined that the fair value of the Company’s intellectual property was $44.8 million. At the time of the Contribution Agreement and the option grants, there was 1,187,302 shares (on an as converted basis reflecting the conversion of the 600,000 Series A Convertible Preferred Stock held by Chromocell Holdings). As of March 31, 2024, all of the Series A Convertible Preferred Stock shares have been converted. The resulting value per share of common stock was $37.71. The Company then adjusted this value in accordance with the following:

Value of intellectual property	$44.8 million
Common shares outstanding (as converted)	1,187,302
Value per common share	$37.71
Illiquidity discount	20%
Minority discount	20%
Fair value of the common stock	$22.68

After the completion of the Company’s IPO, the trading price of the Company’s Common Stock is used as the fair value of the Company’s Common Stock.

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

The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

The following is an analysis of the stock option grant activity:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2023	197,560	$22.68	9.08
Granted	—	$—	—
Expired	—	$—	—
Exercised	—	$—	—
Outstanding March 31, 2024	197,560	$22.68	8.83
Exercisable March 31, 2024	127,723	$22.68	8.83

A summary of the status of the Company’s nonvested options as of March 31, 2024, and changes during the three months ended March 31, 2024, is presented below:

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2023	113,429	$22.68
Granted	—	$—
Vested	(43,592)	$22.68
Forfeited	—	$—
Non-vested at March 31, 2024	69,837	$22.68

The total number of options granted during the three months ended March 31, 2024 and 2023 was 0 and 106,669, respectively. The exercise price for these options was $22.68 per share and there was an intrinsic value of $0.

The Company recognized stock-based compensation expense related to option vesting amortization of $292,552 and $272,221 for the three months ended March 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations.

As of March 31, 2024, the unamortized stock option expense was $1,561,727. As of March 31, 2024, the weighted average period for the unamortized stock compensation to be recognized is 2.11 years.

Warrants

The following is an analysis of the stock warrant grant activity:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Warrants
Outstanding December 31, 2023	—	$—	—
Granted	55,000	$7.50	4.88
Expired	—	$—	—
Exercised	—	$—	—
Outstanding March 31, 2024	55,000	$7.50	4.88
Exercisable March 31, 2024	55,000	$7.50	4.88

A summary of the status of the Company’s nonvested warrants as of March 31, 2024, and changes during the three months ended March 31, 2024, is presented below:

Non-vested Warrants	Warrants	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	55,000	$7.50
Vested	(55,000)	$7.50
Forfeited	—	$—
Non-vested at March 31, 2024	—	$—

The total number of warrants granted during the three months ended March 31, 2024 and 2023 was 55,000 and 0, respectively. The exercise price for these warrants was $7.50 per share and there was an intrinsic value of $0.

The Company recognized stock-based compensation expense related to warrant vesting amortization of $0 and $0 for the three months ended March 31, 2024 and 2023, respectively.

On February 21, 2024, the Company issued warrants to purchase up to 55,000 shares of Common Stock to the representative of the underwriters of the IPO (the “Representative”). These warrants have an exercise price of $7.50, have a cashless exercise provision, are exercisable 180 days following the commencement of sales of the shares of Common Stock of the IPO and have an expiration date of February 21, 2029. No expense was recognized to the warrants issued to such warrants from the IPO as these warrants constituted offering costs of the IPO.

NOTE 7 – LEGAL

Demand Letter from Mr. Kopfli’s Attorney

On February 14, 2024, the Board received a demand letter from an attorney representing Chromocell Holdings and our former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause” as disclosed elsewhere in this Report. Mr. Kopfli alleges an improper termination for “cause” and seeks monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of March 31, 2024, the Company has accrued $363,091 in compensation expenses   associated with Mr. Kopfli’s prior employment with the Company. To the extent Mr. Kopfli is successful in his assertions, the Company will pay any amounts owed thereunder from future working capital reserves; however, the Company believe the assertions made by Mr. Kopfli are without merit and intends to vigorously defend the matter.

Complaint Filed by New Jersey Economic Development Authority

On April 9, 2024, we received correspondence notifying us of an Entry of Default Notice, filed on April 8, 2024, against “Chromocell Corporation d/b/a Chromocell Therapeutics” in the matter New Jersey Economic Development Authority v. Chromocell Corporation, et al. (Docket No. MER-L-001748-23). The complaint filed by the New Jersey Economic Development Authority (the “EDA”) on September 12, 2023 in the Superior Court of New Jersey Law Division, Mercer County, alleges Chromocell Holdings’ (not the Company’s) breach of a Settlement Agreement between the EDA and Chromocell Holdings, dated December 31, 2022 (the “Settlement Agreement”), pursuant to which EDA and Chromocell Holdings agreed that Chromocell Holdings would (i) vacate the premises located at 671 US Highway One South, North Brunswick, New Jersey, on or before December 31, 2023, (ii) pay an initial lump-sum payment of $10,000 toward outstanding rent and provide a copy of its Registration Statement on Form S-1 for the Company’s IPO (the “Registration Statement”) and (iii) make a final one-time lump sum payment to the EDA of $510,701 to satisfy Chromocell Holdings’ outstanding rent and additional rent obligations within 90 days of Chromocell Holdings’ executing the Settlement Agreement or within 15 days of Chromocell Holdings’ IPO, whichever was the first to occur. The complaint alleges Chromocell Holdings’ breach of each of these provisions of the Settlement Agreement and seeks a judgment for the entire amount allegedly due and owing as of September 12, 2023 ($510,701), compensatory damages, pre-judgment interest, attorney’s fees, costs of suit and such other and further relief as the court deems just and proper. Besides including “Chromocell Therapeutics” in the case caption, the complaint does not include allegations related to any action purportedly taken by the Company. While the complaint appears to concern a matter between Chromocell Holding and EDA, the Company steadfastly believes it was inappropriately named as a defendant and filed motions to vacate the Entry of Default and have “Chromocell Therapeutics” dismissed from the matter on April 24, 2024.

NOTE 8 – SUBSEQUENT EVENTS

Consultant Agreement

On May 10, 2024, the Company entered into a side letter to the Consultant Agreement (the “Consultant Agreement Side Letter”) with Camden. Pursuant to the Consultant Agreement Side Letter: (a) effective as of February 21, 2024 until the earlier of seven calendar days following the date of a Financing Transaction (as defined in the Consultant Agreement Side Letter) or December 15, 2024, Camden agreed that the Company would not be obligated to pay in cash unpaid fees pursuant to the Consultant Agreement of $131,867.81 (the “Outstanding Liability”); and (b) in order to document the Outstanding Liability, the Company agreed to issue to Camden a promissory note in the principal amount of $131,867.81, effective as of May 10, 2024 (the “Camden Promissory Note”). The Camden Promissory Note matures on December 15, 2024, of if earlier to occur, seven calendar days following the Company’s closing of a public or private offering or other financing or capital-raising transaction of any kind. The principal amount of the Camden Promissory Note accrues interest at a rate of 4.86% per annum.

Any fees due on or after February 21, 2024 under the Consultant Agreement would be paid in cash in accordance with the Consultant Agreement.

Employment Agreement

On May 11, 2024, the Company entered into an employment agreement, effective as of May 1, 2024, with Mr. Knuettel (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Knuettel agreed to serve as the Company’s Chief Executive Officer and President, Chief Financial and Strategy Officer, Treasurer and Secretary, in consideration for an annualized salary of $410,000. The Employment Agreement provides for a signing bonus of $56,666.00. The Employment Agreement contemplates an annual cash bonus, as determined by the Board in its sole discretion and in good faith. The target cash bonus is 50% of Mr. Knuettel’s annualized salary and will be based on achievement of performance goals and objectives determined by the Board. The Board may increase the cash bonus in recognition of performance in excess of the performance objectives. Any cash bonus will be paid if Mr. Knuettel remains employed on the date of payment, which will be no later than March 15 of the year following the year to which the cash bonus relates.

Pursuant to Mr. Knuettel’s employment agreement, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason,” he is entitled to receive (i) six months of salary at the same rate existing immediately prior to his termination, (ii) if and only if the target for the cash bonus has been set, a prorated amount of the cash bonus, as determined in good faith by the Board in its sole discretion, (iii) vesting of all outstanding options with time-based vesting, and (iv) coverage of 18 months of group medical, dental and/or vision benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, if he elects to continue such benefits. “Cause” and “Good Reason” are each defined in the Employment Agreement.

Finally, Mr. Knuettel agreed to certain non-solicitation and non-competition provisions for a period of 12 months following termination and to certain confidentiality obligations. Additional terms and conditions are set forth in the Employment Agreement.

Pursuant to the terms of the Employment Agreement, the parties agreed that Camden would cease to provide services to the Company and the Company would no longer be obligated to make any payment of fees under the Consultant Agreement. Services provided under the Employment Agreement would be considered services under the Consultant Agreement, solely with respect to vesting and for purposes of determining the exercise period under any equity award with respect to any equity grant to Mr. Knuettel or Camden. In addition, Camden will be entitled to payment for services rendered through April 30, 2024, together with the amount evidenced by the Camden Promissory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Chromocell Therapeutics Corporation’s (“Chromocell”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; our current liquidity position, the need to obtain additional financing to support ongoing operations, Chromocell’s ability to continue as a going concern; Chromocell’s ability to maintain the listing of its Common Stock on the NYSE American LLC (the “NYSE American”), Chromocell’s ability to manage costs and execute on its operational and budget plans; and, Chromocell’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

We have formally launched two programs developing pain treatment therapeutics, both based on the same proprietary molecule, as follows:

Neuropathic Pain: CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 receptors in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other receptors in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies (described below) and the Phase 1 studies we have completed to date, we believe that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in Erythromelalgia (“EM”) and idiopathic small fiber neuropathy (“iSFN”).

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

We are conducting the escalation trial in Australia to avail ourselves of a 43.5% tax credit for clinical expenses incurred in Australia. The location of the proof-of-concept (“POC”) has not been determined at this time, with availability of facilities and patient population, costs, tax credits, centers of excellence in the respective fields (EM or iSFN) are all factors in the ultimate determination of the location.

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

Background

We were incorporated in Delaware on March 19, 2021. On August 10, 2022, we entered into the Contribution Agreement with Chromocell Corporation, a Delaware corporation (“Chromocell Holdings”). Pursuant to the Contribution Agreement, as of the Contribution Date, we acquired from Chromocell Holdings all assets, liabilities and results of operations related to Chromocell Holdings’ therapeutic business, including all patents, pre-clinical and Phase I study results and data, and trade secrets related to the CC8464 compound, in exchange for the issuance by us of 1,111,112 shares of our common stock, par value $0.0001 per share (“Common Stock”) and (ii) 600,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”).

On August 2, 2023, we entered into a Side Letter to the Contribution Agreement with Chromocell Holdings (the “Holdings Side Letter”). Pursuant to the Holdings Side Letter, upon closing of our initial public offering (“IPO”): (a) Chromocell Holdings re-assumed all $1.6 million in direct liabilities previously assumed by the Company in accordance with the Contribution Agreement, (b) Chromocell Holdings waived the Company’s obligations to make a cash payment in the amount of $0.6 million to Chromocell Holdings, and (c) in consideration thereof, we issued to Chromocell Holdings 2,600 shares of Series C Convertible Redeemable Preferred Stock of the Company, par value of $0.0001 per share (“Series C Preferred Stock”).

On February 21, 2024, we completed the IPO and issued and sold 1,100,000 shares of Common Stock at a price to the public of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting underwriting discounts and commissions of approximately $0.5 million and offering expenses of approximately $0.4 million.

In connection with the completion of the IPO: (A) we have effected the 9-for-1 reverse stock split (the “Reverse Stock Split”) of our shares of Common Stock, (B) all 600,000 issued and outstanding shares of our Series A Preferred Stock automatically converted into 499,429 shares of Common Stock, (C) $389,757 and accrued interest of approximately $28,336 as of February 21, 2024 outstanding under our senior secured convertible notes issued in a bridge financing in April 2023 for an aggregate principal amount of $393,808 (the “April Bridge Financing”) after giving effect to the Representative Affiliate Transactions (as defined below), automatically converted into approximately 87,109 shares of Common Stock, (D) $197,421 and accrued interest of $8,169 as of February 21, 2024 outstanding under our senior secured convertible notes issued in a bridge financing in September 2023 for an aggregate principal amount of $198,128 (the “September Bridge Financing”) after giving effect to the Representative Affiliate Transactions, automatically converted into approximately 43,385 shares of Common Stock, which includes an additional 549 shares of Common Stock issuable as consideration for the September Bridge Financing (the “Bonus Shares”), (E) we issued 37,500 shares of Common Stock to an investor as consideration for its previous agreement to provide funding that is no longer necessary in connection with the IPO, (F) we effected the Representative Affiliate Transactions, (G) we effected the transactions contemplated by the Holdings Side Letter, and issued an aggregate of 2,600 shares of Series C Preferred Stock to Chromocell Holdings pursuant thereto, and (H) we issued (i) 93,823 shares to a lender holding a note payable for $450,000 (the “Investor Note”) and (ii) 29,167 shares to one of our directors holding the promissory note in the aggregate principal amount of $175,000 (the “Director Note”) in full satisfaction of our obligations thereunder (in the case of (A) through (D) and (H) above, based on the IPO price of $6.00 per share of Common Stock). We refer to these actions as the “IPO Transactions.”

In addition, certain stockholders of the Company (“Selling Stockholders”), as identified in the Registration Statement, have agreed to offer for resale of up to an aggregate of 2,969,823 shares of Common Stock (the “Selling Stockholder Shares”) to the public. After conversion of the convertible notes or shares of preferred stock, as applicable, the Selling Stockholders, or their respective transferees, pledgees, donees or other successors-in-interest, may sell the Selling Stockholders Shares through public or private transactions at prevailing market prices, at prices related to prevailing market prices or at privately negotiated prices. We will not receive any proceeds from the sale of the Selling Stockholder Shares by the Selling Stockholders.

Trends and Other Factors Affecting Our Business

On December 23, 2023, we entered into an exclusive licensing agreement (the “Benuvia License Agreement”) with Benuvia Operations LLC (“Benuvia”) for the Diclofenac Spray Formulation (as defined below), an intranasal spray formulation of Rizatriptan and an Ondansetron sublingual spray formulation (collectively, the “Spray Formulations”), diversifying our pipeline of non-opioid pain treatment therapies, while adding therapeutic options for related conditions. The sublingual formulation of a Diclofenac spray for the treatment of acute pain (the “Diclofenac Spray Formulation”) is patented and has started clinical development in human volunteers. Preliminary pharmacokinetics suggest that this formulation may have a faster onset of action than oral Diclofenac tablets. Diclofenac is an NSAID that is also marketed under additional brand names including Voltaren and Cataflam in its pill form. Rizatriptan, whose brand name is Maxalt, is used for the acute treatment of Migraines as a pill. By a number of clinical measures it is thought to be superior to Sumatriptan. A sublingual formulation of Rizatriptan may potentially have a faster onset of action than an oral form and may be easier to tolerate than swallowing a pill when patients are experiencing nausea as a result of the migraine headache. Ondansetron is an anti-emetic that is available in oral and intravenous form. An Ondansetron sublingual spray formulation may potentially have a faster onset of action than an oral form and may be easier to tolerate than swallowing a pill when patients are experiencing nausea. Under the terms of the Benuvia License Agreement, Benuvia will be responsible for the manufacturing and supply of the Spray Formulations, but we will have exclusive, worldwide rights to develop, commercialize and distribute the Spray Formulations.

In connection with the Benuvia License Agreement, we agreed to pay Benuvia a six and one-half percent (6.5%) royalty on net sales of the Spray Formulations for a period of up to 15 years from the date of the first commercial sale of any of the Spray Formulations. In addition, on December 23, 2023, we entered into a stock issuance agreement with Benuvia pursuant to which we issued to Benuvia 384,226 shares of our Common Stock, which may be offered and sold pursuant to the resale prospectus which forms a part of the Registration Statement.

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

Going Concern

For the three months ended March 31, 2024 and 2023, we had a net loss of $2.6 million and $1.0 million, respectively, and will require additional capital in order to operate in the normal course of business and fund clinical studies. The IPO closed on February 21, 2024, from which, the Company received net proceeds from the IPO of approximately $5.7 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company (excluding any exercise of the warrants issued to the A.G.P./Alliance Global Partners (the “Representative”) or its designees, in connection with the IPO).

Based on the Company’s current cash balance and projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$787,561	$477,630	$309,931	65%
Research and development	466,606	186,117	280,489	151%
Professional fees	679,815	250,836	428,979	171%
Total operating expenses	1,933,982	914,583	1,019,399	111%
Loss from operations	(1,933,982)	(914,583)	(1,019,399)	(111)%
Other expense	(628,348)	(51,978)	(576,370)	1,109%
Net loss before provision for income taxes	(2,562,330)	(966,561)	(1,595,769)	165%
Provision for income taxes	—	—	—	NA
Net loss	$(2,562,330)	$(966,561)	$(1,595,769)	165%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the three months ended March 31, 2024 and 2023 of $787,561 and $477,630, respectively. For the three months ended March 31, 2024, compared to the same period in 2023, this represented an increase of $309,931, or 65%, primarily as a result of increases of $92,527 in compensation expenses, an increase of $106,000 in marketing expenses, and an increase of $20,331 in stock-based compensation expense.

Research and Development Expenses

We incurred research and development expenses for the three months ended March 31, 2024 and 2023 of $466,606, and $186,117, respectively. For the three months ended March 31, 2024, compared to the same period in 2023, this represented an increase of $280,489, or 151%, with the details set forth in the table below:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	$ Change	% Change

Consultant	$30,033	$16,400	$13,633	120%
Lab Gas	—	—	—	—%
Lab Cell Storage	24,127	10,100	14,027	72%
Chemistry Manufacturing and Controls (“CMC”)	303,397	—	606,397	—%
IP Services	109,049	159,617	(50,568)	(316)%
Total	$466,606	$186,117	$280,489	66%

The Company incurred higher research and development expenses for the three months ended March 31, 2024, as compared to the corresponding period in 2023 primarily as a result of an increase in contract research services of $303,397.

Professional Fees

We incurred professional expenses for the three months ended March 31, 2024 and 2023 of $679,815 and $250,836, respectively. For the three months ended March 31, 2024, compared to the same period in 2023, this represented an increase of $428,979, or 171%, as a result of higher auditing and legal expenses associated with IPO readiness activities.

Other (Expense) Income

We incurred other expense for the three months ended March 31, 2024 of $628,348 as compared to other expense for the three months ended March 31, 2023 of $51,978. For the three months ended March 31, 2024, compared to the same period in 2023, this represented an increase of 576,370 or 1,109%. The other expense for the three months ended March 31, 2024 and 2023 was the result of interest expense. The increase in the interest expense was due to the remaining debt discount on the Company’s notes being amortized out upon the conversion of the notes at the completion of the IPO.

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

Cash totaled $3.8 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of approximately $16.1 million and $13.5 million, respectively, and had a working capital of $1.1 million and a working capital deficit $6.4 million, respectively.

Historically, we have funded our operations from a series of cash advances from Chromocell Holdings, licensing arrangements, bridge and note issuances and grants from the National Institutes of Health.

We anticipate that we will enter into a purchase agreement to issue the shares of Common Stock issuable pursuant to an Equity Line of Credit (the “ELOC”); however, as of the date hereof, an agreement with respect to our proposed ELOC has not been, and may never be, finalized and executed and there is no assurance that we will enter into an ELOC or, if we do enter into such an ELOC, that the terms thereof will be consistent with or as favorable as those described in this Report.

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

On February 10, 2024, we entered into a Stock Rescission Agreement with certain affiliates of the Representative (the “Stock Rescission Agreement” and, together with the Bridge Financing Note Amendments, the “Representative Affiliate Transactions”), pursuant to which we rescinded 111,129 shares of our Common Stock held by such affiliates of the Representative and agreed to refund an aggregate of $91,513 paid   by such affiliates of the Representative in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At March 31, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

On February 21, 2024, we completed the IPO and issued 1,100,000 shares of Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting underwriting discounts and commissions and offering expenses.

In connection with the completion of the IPO: (A) we effected the Reverse Stock Split, (B) all 600,000 issued and outstanding shares of our Series A Preferred Stock automatically converted into 499,429 shares of Common Stock, (C) principal in the amount of $389,757, along with accrued interest   of approximately $28,336 as of February 21, 2024, outstanding under our senior secured convertible notes issued in the April Bridge Financing (after giving effect to the Representative Affiliate Transactions), automatically converted into approximately 87,109 shares of Common Stock, (D) principal in the amount of $197,421, along with accrued interest   of $8,169 as of February 21, 2024, outstanding under our senior secured convertible notes issued in the September Bridge Financing (after giving effect to the Representative Affiliate Transactions), automatically converted into approximately 43,385 shares of Common Stock, which includes an additional 549 Bonus Shares issuable as consideration for the September Bridge Financing, (E) we issued 37,500 shares of Common Stock to an investor as consideration for its previous agreement to provide funding that is no longer necessary in connection with the IPO, (F) we effected the Representative Affiliate Transactions, (G) we effected the transactions contemplated by the Holdings Side Letter, and issued an aggregate of 2,600 shares of Series C Preferred Stock to Chromocell Holdings pursuant thereto, and (H) we issued (i) 93,823 shares to a lender holding the Investor Note and (ii) 29,167 shares to one of our directors holding the Director Note in full satisfaction of our obligations thereunder (in the case of (A) through (D) and (H) above, based on the IPO price of $6.00 per IPO Share).

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

With respect to the Company’s future expected operations expenses, the primary expense drivers will be research and development and management overhead, including costs of being a public company. Of these, it is expected that research and development will be the largest expense and comprise approximately $3.0 million in the twelve months following the IPO, which will be utilized for the furtherance of the Company’s CC8464 and CT2000 programs. We have based the research and development costs on current clinical and pre-clinical trial parameters and expectations on certain existing tax credits, and there is no certainty that the clinical and pre-clinical trial parameters or tax credits available to the Company will remain as they are, which could lead to changes in our research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect to continue to incur significant and increasing expenses and operating losses in connection with our ongoing research and development activities. In addition, with the closing of the IPO, we expect to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that the net proceeds from the IPO, together with our existing cash, will be sufficient to fund our operations and capital expenses through the end of 2024. However, we have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than we expect.

We may also raise additional funding through strategic relationships, public or private equity or debt financings, credit facilities, grants or other arrangements. If such funding is not available or not available on terms acceptable to us, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	$ Change	% Change

Net cash used in operating activities	$(1,991,893)	$(173,369)	$(1,818,524)	(1,049)%
Net cash provided by financing activities	5,665,731	166,903	5,498,828	3,295%
Net increase (decrease) in cash	$3,673,838	$(6,466)	$3,680,304	(56,918)%

Net Cash Used in Operating Activities

For the three months ended March 31, 2024, we incurred a net loss of $2,562,330, and net cash flows used in operating activities was $1,991,893. The cash flow used in operating activities was primarily due to a net loss of $2,562,330, offset by stock-based compensation expense of $292,552, amortization of debt discount of $605,630, a change in account payable and accrued expense of $90,994, change in prepaid expenses of $220,930 and an increase in accrued compensation in the amount of $155,000.

For the three months ended March 31, 2023, we incurred a net loss of $966,561, and net cash flows used in operating activities was $173,369. The cash flow used in operating activities was primarily due to a net loss of $966,561, offset by stock-based compensation expense of $272,221, amortization of debt discount of $31,650, a change in account payable and accrued expense of $367,326, and an increase in accrued compensation in the amount of $121,995

Net Cash (Used in) Provided by Investing Activities

The Company neither received nor used cash in investing activities during the three months ended March 31, 2024 and 2023.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2024, net cash flows provided by financing activities were $5,665,731 resulting from payments from loans of $214,757, net proceeds from common stock issued for cash of $5,972,000, and payment of recission on stock of $91,512.

For the three months ended March 31, 2023, net cash flows provided by financing activities were $1,622,223, consisting of cash received total net proceeds from the issuance of notes in the amount of $166,903.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

With the completion of the IPO, the Company has begun instituting controls and procedures that we expect will demonstrably improve the effectiveness of the Company’s disclosure controls and procedures in upcoming reporting periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

On February 14, 2024, our board of directors received a demand letter from an attorney representing Chromocell Holdings and our former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause” as disclosed elsewhere in this Report. Mr. Kopfli alleges an improper termination for “cause” and seeks monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of March 31, 2024, the Company has accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. To the extent Mr. Kopfli is successful in his assertions, we will pay any amounts owed thereunder from future working capital reserves; however, we believe the assertions made by Mr. Kopfli are without merit and intends to vigorously defend the matter.

On April 9, 2024, we received correspondence notifying us of an Entry of Default Notice, filed on April 8, 2024, against “Chromocell Corporation d/b/a Chromocell Therapeutics” in the matter New Jersey Economic Development Authority v. Chromocell Corporation, et al. (Docket No. MER-L-001748-23). The complaint filed by the New Jersey Economic Development Authority (the “EDA”) on September 12, 2023 in the Superior Court of New Jersey Law Division, Mercer County, alleges Chromocell Holdings’ (not the Company’s) breach of a Settlement Agreement between the EDA and Chromocell Holdings, dated December 31, 2022 (the “Settlement Agreement”), pursuant to which EDA and Chromocell Holdings agreed that Chromocell Holdings would (i) vacate the premises located at 671 US Highway One South, North Brunswick, New Jersey, on or before December 31, 2023, (ii) pay an initial lump-sum payment of $10,000 toward outstanding rent and provide a copy of its IPO Registration Statement and (iii) make a final one-time lump sum payment to the EDA of $510,700.62 to satisfy Chromocell Holdings’ outstanding rent and additional rent obligations within 90 days of Chromocell Holdings’ executing the Settlement Agreement or within 15 days of Chromocell Holdings’ IPO, whichever was the first to occur. The complaint alleges Chromocell Holdings’ breach of each of these provisions of the Settlement Agreement and seeks a judgment for the entire amount allegedly due and owing as of September 12, 2023 ($510,700.62), compensatory damages, pre-judgment interest, attorney’s fees, costs of suit and such other and further relief as the court deems just and proper. Besides including “Chromocell Therapeutics” in the case caption, the complaint does not include allegations related to any action purportedly taken by the Company. While the complaint appears to concern a matter between Chromocell Holding and EDA, the Company steadfastly believes it was inappropriately named as a defendant and filed motions to vacate the Entry of Default and have “Chromocell Therapeutics” dismissed from the matter on April 24, 2024.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Consultant Agreement

On May 10, 2024, the Company entered into a side letter (the “Consultant Agreement Side Letter”) to a Consultant Agreement with Camden Capital LLC (“Camden”), dated January 10, 2023. Pursuant to the Consultant Agreement Side Letter: (a) effective as of February 21, 2024 until the earlier of seven calendar days following the date of a Financing Transaction (as defined in the Consultant Agreement Side Letter) or December 15, 2024, Camden agreed that the Company would not be obligated to pay in cash unpaid fees pursuant to the Consultant Agreement of $131,867.81 (the “Outstanding Liability”); and (b) in order to document the Outstanding Liability, the Company agreed to issue to Camden a promissory note in the principal amount of $131,867.81, effective as of May 10, 2024 (the “Camden Promissory Note”). The Camden Promissory Note matures on December 15, 2024, of if earlier to occur, seven calendar days following the Company’s closing of a public or private offering or other financing or capital-raising transaction of any kind. The principal amount of the Camden Promissory Note accrues interest at a rate of 4.86% per annum.

Any fees due on or after February 21, 2024 under the Consultant Agreement would be paid in cash in accordance with the Consultant Agreement.

Employment Agreement

On May 11, 2024, the Company entered into an employment agreement, effective as of May 1, 2024, with Mr. Knuettel (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Knuettel agreed to serve as the Company’s Chief Executive Officer and President, Chief Financial and Strategy Officer, Treasurer and Secretary, in consideration for an annualized salary of $410,000. The Employment Agreement provides for a signing bonus of $56,666.00. The Employment Agreement contemplates an annual cash bonus, as determined by the Board in its sole discretion and in good faith. The target cash bonus is 50% of Mr. Knuettel’s annualized salary and will be based on achievement of performance goals and objectives determined by the Board. The Board may increase the cash bonus in recognition of performance in excess of the performance objectives. Any cash bonus will be paid if Mr. Knuettel remains employed on the date of payment, which will be no later than March 15 of the year following the year to which the cash bonus relates.

Pursuant to Mr. Knuettel’s employment agreement, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason,” he is entitled to receive (i) six months of salary at the same rate existing immediately prior to his termination, (ii) if and only if the target for the cash bonus has been set, a prorated amount of the cash bonus, as determined in good faith by the Board in its sole discretion, (iii) vesting of all outstanding options with time-based vesting, and (iv) coverage of 18 months of group medical, dental and/or vision benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, if he elects to continue such benefits. “Cause” and “Good Reason” are each defined in the Employment Agreement.

Finally, Mr. Knuettel agreed to certain non-solicitation and non-competition provisions for a period of 12 months following termination and to certain confidentiality obligations. Additional terms and conditions are set forth in the Employment Agreement.

Pursuant to the terms of the Employment Agreement, the parties agreed that Camden would cease to provide services to the Company and the Company would no longer be obligated to make any payment of fees under the Consultant Agreement. Services provided under the Employment Agreement would be considered services under the Consultant Agreement, solely with respect to vesting and for purposes of determining the exercise period under any equity award with respect to any equity grant to Mr. Knuettel or Camden. In addition, Camden will be entitled to payment for services rendered through April 30, 2024, together with the amount evidenced by the Camden Promissory Note.

Item 6. Exhibits

Exhibit Number	Description
10.1+	Side Letter to Amended and Restated Consultant Agreement (Camden Capital) (filed herewith).
10.2+	Promissory Note Issued by the Company (Camden Capital) (filed herewith).
10.3+	Employment Agreement (Francis Knuettel II) (filed herewith).
10.4+	Form of Restricted Stock Unit Agreement under the Chromocell Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, filed with the SEC on April 15, 2024 and incorporated by reference herein).
10.5+	Form of Stock Option Agreement under the Chromocell Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, filed with the SEC on April 15, 2024 and incorporated by reference herein).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chromocell Therapeutics Corporation

Date: May 15, 2024	By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Executive Officer and President, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)