Form 10-Q
period 2024-06-30
Chromocell Therapeutics Corp
filed 2024-08-13
CIK 1919246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2024 is 5,766,704.

CHROMOCELL THERAPEUTICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

 CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS

CURRENT ASSETS
Cash	$2,405,098	$96,391
Prepaid expenses	158,102	—
Due from Chromocell Corporation	40,400	—

TOTAL CURRENT ASSETS	2,603,600	96,391

TOTAL ASSETS	$2,603,600	$96,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$835,408	$4,620,925
Accrued compensation	363,429	645,947
Bridge loan, net of debt discount	—	316,324
Loan payable, net of debt discount	1,455,416	202,279
Loan payable - related party, net of debt discount	131,868	750,082
Due to Chromocell Corporation	—	5,386

TOTAL CURRENT LIABILITIES	2,786,121	6,540,943

TOTAL LIABILITIES	2,786,121	6,540,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.0001 par value, 700,000 shares authorized, 0 and 600,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	60
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,823,166 and 3,906,300 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	584	391
Additional paid in capital	17,670,493	7,074,646
Accumulated deficit	(17,853,598)	(13,519,649)
TOTAL STOCKHOLDERS’ DEFICIT	(182,521)	(6,444,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,603,600	$96,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative expenses	$1,209,874	$537,876	$1,997,435	$1,015,506
Research and development	12,955	49,955	479,561	236,072
Professional fees	541,257	189,329	1,221,072	440,165
Total operating expenses	1,764,086	777,160	3,698,068	1,691,743

NET LOSS FROM OPERATIONS	(1,764,086)	(777,160)	(3,698,068)	(1,691,743)

OTHER (EXPENSE) INCOME
Interest expense	(11,060)	(176,187)	(639,408)	(228,165)
Other income	3,527	—	3,527	—
Total other (expense) income	(7,533)	(176,187)	(635,881)	(228,165)

Net loss before provision for income taxes	(1,771,619)	(953,347)	(4,333,949)	(1,919,908)

Provision for income taxes	—	—	—	—

NET LOSS	$(1,771,619)	$(953,347)	$(4,333,949)	$(1,919,908)

Net loss per common share - basic and diluted	$(0.31)	$(0.95)	$(0.83)	$(1.82)

Weighted average number of common shares outstanding during the year - basic and diluted	5,773,708	1,002,779	5,232,349	1,056,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2022	600,000	$60	—	$—	$1,111,112	$111	$4,432,148	$(6,138,856)	$(3,706,537)

Stock-based compensation	—	—	—	—	—	—	272,221	—	272,221
Net loss	—	—	—	—	—	—	—	(966,561)	(966,561)

Balance, March 31, 2023	600,000	$60	—	$—	$1,111,112	$111	$2,704,369	$(7,105,417)	$(4,440,877)

Stock option compensation	—	—	—	—	—	—	327,338	—	327,338
Issuance cost from shares issued on extension of bridge loan	—	—	—	—	5,556	1	125,999	—	126,000
Shares forfeited	—	—	—	—	(133,745)	(13)	13	—	—
Net loss	—	—	—	—	—	—	—	—	(953,347)

Balance June 30, 2023	600,000	$60	—	$—	$982,923	99	$3,157,719	$(8,058,764)	$(4,900,886)

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2023	600,000	$60	—	$—	$3,906,300	$391	$7,074,646	$(13,519,649)	$(6,444,552)

Stock-based compensation	—	—	—	—	—	—	292,552	—	292,552
Issuance cost from common stock issued for extension of bridge loan	—	—	—	—	81,112	9	447,770	—	447,779
Conversion of preferred stock	(600,000)	(60)	—	—	499,429	50	10	—	—
Common stock issued for cash	—	—	—	—	1,100,000	110	5,971,890	—	5,972,000
Standby agreement	—	—	—	—	37,500	4	(4)	—	—
Recission of common stock	—	—	—	—	(111,129)	(11)	(91,501)	—	(91,512)
Transfer of liabilities to Chromocell Corp. for preferred C shares	—	—	2,600	—	—	—	2,153,362	—	2,153,363
Common stock issued for conversion of notes	—	—	—	—	253,492	25	1,362,796	—	1,362,821
Net loss	—	—	—	—	—	—	—	(2,562,300)	(2,562,330)

Balance March 31, 2024	—	$—	2,600	$—	$5,766,704	$578	$17,211,521	$(16,081,979)	$1,130,120

Stock option compensation	—	—	—	—	—	—	366,503	—	366,503
RSU expense	—	—	—	—	—	—	13,975	—	13,975
Shares issued for services	—	—	—	—	56,462	6	78,494	—	78,500
Net loss	—	—	—	—	—	—	—	(1,771,619)	(1,771,619)

Balance June 30, 2024	—	$—	2,600	$—	$5,823,166	$584	$17,670,493	$(17,853,598)	$(182,521)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,333,949)	$(1,919,908)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	605,630	49,122
Issuance cost from shares issued on extension of bridge loan	—	126,000
Stock-based compensation	751,530	599,559
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,481,113)	548,297
Accrued compensation	(282,518)	229,941
Due from Chromocell Corporation	(45,786)	—
Prepaid expenses	(158,102)	—
Net Cash Used In Operating Activities	(4,944,308)	(366,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable, net of debt discount	1,455,416	90,157
Proceeds from loan payable - related party, net of debt discount	131,868	303,651
Payment of bridge loan, net of debt discount	(214,757)	—
Common stock issued for cash	5,972,000	—
Recission of common stock	(91,512)	—
Net Cash Provided By Financing Activities	7,253,015	393,808

NET INCREASE IN CASH	2,308,707	26,819

CASH AT BEGINNING OF PERIOD	96,391	55,074

CASH AT END OF PERIOD	$2,405,098	$81,893

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from common stock issued for extension of bridge loan	$447,779	$126,000
Conversion of notes	$1,362,821	$—
Transfer of liabilities to Chromocell Corp for Preferred Stock	$2,153,362	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has a limited operating history and has not generated revenue from its intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include changes in the biotechnology regulatory environment, technological advances that render the Company’s technologies obsolete, availability of resources for clinical trials, acceptance of technologies into the medical community, and competition from larger, more well-funded companies.

On February 21, 2024, the Company completed the initial public offering of its Common Stock (the “IPO”) and issued 1,100,000 shares of its Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting $0.9 million in underwriting discounts and commissions and offering expenses.

NOTE 2 – GOING CONCERN ANALYSIS

During the three months ended June 30, 2024, the Company had a net loss of approximately $4.3 million, cash of approximately $2.4 million and a working capital deficit of $0.2 million at June 30, 2024. These factors indicate substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of the Company’s strategy to generate sufficient revenue, control costs, and raise additional funds, when necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to implement the business plan, generate sufficient revenues, raise capital, and to control operating expenses.

Liquidity and Capital Resources

At June 30, 2024, the Company had approximately $2.4 million in cash and a working capital deficit of approximately $0.2 million, compared to approximately $0.1 million in cash and a working capital deficit of approximately $6.4 million at December 31, 2023.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2024 and 2023. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

Principles of consolidation

The consolidated financial statements include the accounts of Chromocell Therapeutics Corporation and its wholly owned subsidiary, Chromocell Therapeutics Australia Pty. Ltd. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the valuation of deferred income taxes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

As of June 30, 2024, the Company had deposits in excess of federally insured limits.

Research and Development

The Company incurs research and development (“R&D”) costs during the process of researching and developing technologies and future offerings. The Company expenses these costs as incurred unless such costs qualify for capitalization under applicable guidance. The Company reviews acquired R&D and licenses to determine if they should be capitalized or expensed under U.S. GAAP standards.

Below is a disaggregation of R&D expenses:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Consultant	$107,357	$16,400	$137,390	$23,300
Lab Materials	1,452	—	1,452	—
Lab Cell Storage	27,272	7,653	51,398	17,753
Chemistry Manufacturing and Controls (“CMC”)	(133,780)	—	169,617	—
IP Services	10,654	35,402	119,704	195,019
Total	$12,955	$49,955	$479,561	$236,072

Fair Value Measurements and Fair Value of Financial Instruments

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2024, 820,449 stock options, 55,000 warrants, and 257,993 unvested restricted stock units (“RSUs”) were excluded from dilutive earnings per share as their effects were anti-dilutive. As of June 30, 2023, 208,672 stock options were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreement

On February 14, 2024, the board of director of the Company (the “Board”) received a demand letter from an attorney representing Chromocell Holdings and Christian Kopfli, the Company’s former Chief Executive Officer and former Chief Strategy Officer. Mr. Kopfli alleges an improper termination for “cause” and seeks monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of June 30, 2024, the Company has accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. To the extent Mr. Kopfli is successful in his assertions, the Company will pay any amounts owed thereunder from future working capital reserves. However, the Company believes the assertions made by Mr. Kopfli are without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in the Supreme Court for the State of New York, County of New York on June 7, 2024 (Index No. 652917/2024, the “New York Action”) which asserts causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli and breach of fiduciary duty by Mr. Kopfli. The Company seeks monetary damages against Mr. Kopfli in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

Camden Consulting LLC

The Company entered into a Consultant Agreement with Camden Capital LLC (“Camden”), dated January 10, 2023 (the “Consultant Agreement”). This Consultant Agreement replaced an agreement with Mr. Francis Knuettel II dated June 2, 2022 and pursuant to which, Camden agreed to provide the services of Mr. Knuettel, who was to serve as the Company’s Chief Financial and Strategy Officer, Treasurer and Secretary.

Under the Consultant Agreement, Camden accrued a consulting fee for the period June 6, 2022 through August 31, 2022 of $10,000 per month and effective September 1, 2022, began to accrue a consulting fee of $20,000 per month, payable in cash at the rate of $5,000 per month (a minimum of $1,125 per week), with the remainder accrued. All accrued consulting fees are payable as of the earliest of a sale or liquidation of the Company, the Company’s bankruptcy or three days after Post-registration Approval. The Consultant Agreement provides for the following equity awards to Camden: (i) an option, awarded as of January 10, 2023, to acquire 200,000 shares of the Company’s Common Stock, vesting quarterly over 10 quarters and beginning October 1, 2022, with the option having an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and expiring on the 10th anniversary of the date of grant; (ii) an option, awarded as of January 10, 2023, to acquire 25,000 shares of the Company’s Common Stock, vesting 100% upon the sooner of the sale of the Company or Post-registration Approval, with the option having an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and expiring on the 10th anniversary of the date of grant; and (iii) a RSU, awarded as of January 10, 2023, of 150,000 shares of the Company’s Common Stock, vesting 100% on the day after the first trading window that opens after Post-registration Approval.

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

Due from/to Chromocell Holdings

As of June 30, 2024, the Company had a $40,400 receivable due from Chromocell Holdings, from which the Company was spun out in August 2022. This amount is comprised of expenses paid by the Company to be reimbursed by Chromocell Holdings. No interest is incurred on these amounts.

As of December 31, 2023, the Company had a $5,586 liability due to Chromocell Holdings. This amount is comprised of expenses paid by Chromocell Holdings to be reimbursed by the Company. No interest is incurred on these amounts.

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

Related Party Note

On May 10, 2024, the Company and Camden Capital LLC, a company controlled by Mr. Knuettel, the Company’s Chief Executive Officer and Chief Financial Officer, entered into the promissory note for approximately $131,868. The note matures on December 15, 2024, or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. The note has an interest rate of 4.86% per annum. As of June 30, 2024, the note had an outstanding principal of approximately $131,868 and accrued interest of approximately $895.

NOTE 5 – NOTES PAYABLE

Investor Note

On February 4, 2022, the Company entered into a note payable for $450,000 (the “Investor Note”) with a third party. This Investor Note had an original issuance discount of $150,000, representing an implicit interest rate of 50%, a maturity date of February 3, 2023, and accrues no interest beyond the original issuance discount. As of December 31, 2023, the debt discount was fully amortized. The Company recognized $14,370 and $135,630, respectively, of amortization of debt discount included in interest expense on the statement of operations for the six months ended June 30, 2024 and 2023 related to the Investor Note.

On February 27, 2023, the Investor Note was amended. The maturity date was extended from its original due date of February 3, 2023 to May 15, 2023, in return for the Company agreeing to pay 2% per month in accrued interest and the third party agreeing to settle its outstanding debt, including accrued interests in shares of Common Stock at the IPO.

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

On August 17, 2023, the Company entered into a second side letter with the holder of the Investor Note (the “August Investor Note Side Letter” and, together with the June Investor Note Side Letter, the “Investor Note Side Letters”) pursuant to which the Company (i) amended and restated the Investor Note to extend the maturity date to September 30, 2023 and (ii) in consideration therefor, issued to such holder 30,000 shares of Common Stock. On September 24, 2023, the Company entered into an amendment to the Investor Note, which further extended the maturity date to October 10, 2023. The Investor Note provides for the accrual of interest equal to 2% of the face amount of $450,000 per month ($9,000 per month) and obligates the holder to subscribe for securities in the IPO in full satisfaction of the Company’s repayment obligations. In addition, pursuant to the Investor Note Side Letters, the Company agreed to register the 8,890 shares of Common Stock (5,556 issued for the June 23, 2023 side letter, and 3,334 issued for the August 17, 2023 side letter) for resale. The Company recorded an expense of $75,600 from the issuance of the 3,333 shares of Common Stock based on a share price of $22.68. The $22.68 share price was based on a third-party valuation of the Company’s Common Stock, with certain adjustments as set forth below in detail in Note 7 – Stockholders’ Equity.

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

As of June 30, 2024, the Investor Note and the accrued interest on the note has been fully paid off. As of December 31, 2023, there was $98,036 in accrued interest on the note. Interest expense totaled $0 for the three months ended June 30, 2024, compared to $27,000 for three months ended June 30, 2023. Interest expense totaled $15,517 for the six months ended June 30, 2024, compared to $44,036 for six months ended June 30, 2023.

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

April Bridge Financing

On April 17, 2023, the Company entered into a bridge loan for working capital purposes, with various accredited investors, all of whom are pre-existing stockholders, in the aggregate principal amount of $393,808 (the “April Bridge Financing”). During the three and six months ended June 30, 2023, the Company received $162,852 and $389,757, respectively, in Advances from certain participating investors. Such Advances accrued interest at a rate of 8% per annum until close of the April Bridge Financing on April 17, 2023, for a total of $1,870 in aggregate interest on all Advances. The April Bridge Financing consisted of senior secured convertible notes that had a maturity date of October 17, 2023. Such notes accrued interest on the unpaid principal amount at a rate of 8% per annum and automatically converted into shares of Common Stock at the IPO of shares of Common Stock at a 20% discount to the price per IPO Share. The senior secured convertible notes issued in the April Bridge Financing were secured by a security interest in all of the Company’s assets (including the Company’s patents and intellectual property licenses). In connection with the April Bridge Financing, on April 17, 2023, the Company also entered into a securities purchase agreement with holders of the notes, pursuant to which the Company is required to file a registration statement within 180 calendar days after consummation of the IPO, providing for the resale of Common Stock received by holders of the notes upon conversion of such notes.

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

September Bridge Financing

On September 1, 2023, the Company entered into a bridge loan for working capital purposes, with various accredited investors, certain of which are pre-existing stockholders, in the aggregate principal amount of $198,128 (the “September Bridge Financing”). The September Bridge Financing consisted of senior secured convertible notes that had a maturity date of March 1, 2024. Such notes accrued interest on the unpaid principal amount at a rate of eight percent (8%) per annum and automatically converted into shares of Common Stock in connection with the IPO at a twenty percent (20%) discount to the price per IPO Share plus an additional 62 shares of Common Stock issuable as further consideration for the September Bridge Financing. The senior secured convertible notes issued in the September Bridge Financing were secured by a security interest in all of the Company’s assets (including patents and intellectual property licenses). In connection with the September Bridge Financing, on September 1, 2023, the Company also entered into a securities purchase agreement with holders of the notes, pursuant to which the Company is required to file a registration statement within 180 calendar days after consummation of the IPO, providing for the resale of Common Stock received by holders of the notes upon conversion of such notes. Additionally, the Company entered into a subordination and intercreditor agreement, effective September 1, 2023, with the holders of the senior secured convertible notes issued in the April Bridge Financing, pursuant to which those notes and certain liens of the Company would be subordinated to the rights of the holders of the notes issued in the September Bridge Financing. These notes were exchanged for 42,767 shares of Common Stock at the time of the Company’s IPO.

October Promissory Notes

On October 12, 2023, the Company and four existing investors entered into promissory notes (the “October Promissory Notes”) with an aggregate face amount of $210,000 and an aggregate purchase price of $175,000. The October Promissory Notes matured on November 12, 2023 or, if earlier to occur, upon the closing of the IPO. The October Promissory Notes bore no interest except in the case of certain events of default. On November 7, 2023, the Company amended and restated the October Promissory Notes to extend the maturity dates of the October Promissory Notes to November 17, 2023. On November 13, 2023, the Company amended and restated the October Promissory Notes to further extend the maturity dates of the October Promissory Notes to February 29, 2024. As of June 30, 2024, the October Promissory Notes have been fully paid off in cash.

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

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. (the “Stock Rescission Agreement” and, together with the Bridge Financing Note Amendments, the “Representative Affiliate Transactions”), pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,513 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At June 30, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

May Promissory Note

On May 10, 2024, the Company entered into a promissory note with a professional advisor in the amount of $1,455,416. The note matures on December 15, 2024 or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. The note has an interest rate of 4.86% per annum. As of June 30, 2024, the note had an outstanding principal of $1,455,416 and accrued interest of $9,883.

NOTE 6 – STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 21, 2024, the Company completed its IPO and issued 1,100,000 shares of Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting $0.9 million of underwriting discounts and commissions and offering expenses.

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

Recission Agreement

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,513 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At June 30, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

Equity Issuances

On June 1, 2024, the Company agreed to issue up to 50,000 shares of Common Stock to a vendor in considerations for the services provided by the vendor to the Company.

On June 12, 2024, the Company entered into a twelve-month agreement with such vendor to issue up to 7,500 share of Common Stock per month for services performed by such vendor. As of June 30, 2024, the Company has issued 6,462 shares of Common Stock pursuant to this agreement.

Options

During the six months ended June 30, 2024, the Company granted a total of 634,000 options. These options had a life of 10 years and an exercise price of $1.30. During the six months ended June 30, 2023, the Company granted a total of 158,670 options. These options had a life of 10 years and an exercise price of $22.68.

During the six months ended June 30, 2024 and 2023, the fair value of each stock option granted was estimated using the Black-Scholes Option Pricing Model using the following inputs:

Exercise price	$1.30-22.68
Expected dividend yield	0%
Risk free interest rate	3.61-4.20%
Expected life in years	10
Expected volatility	157-196%

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of the options.

With certain adjustments outlined below, the Company based its determination of the underlying fair value of the Company’s Common Stock on the findings of an independent third party engaged by the Company to determine the fair value of the Company’s intellectual property. The Company had the analysis conducted in conjunction with the Contribution Agreement, which was executed on August 10, 2022. The analysis determined that the fair value of the Company’s intellectual property was $44.8 million. At the time of the Contribution Agreement and the option grants, there was 1,187,302 shares (on an as converted basis reflecting the conversion of the 600,000 Series A Convertible Preferred Stock held by Chromocell Holdings). As of June 30, 2024, all of the Series A Convertible Preferred Stock shares have been converted. The resulting value per share of common stock was $37.71. The Company then adjusted this value in accordance with the following:

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

The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

The following is an analysis of the stock option grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2023	197,560	$22.68	9.08
Granted	634,000	$1.30	10.00
Expired	(11,111)	$(22.68)	—
Exercised	—	$—	—
Outstanding June 30, 2024	820,449	$6.159	9.63
Exercisable June 30, 2024	116,612	$22.68	8.61

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2022	50,002	$22.68	9.76
Granted	158,670	$22.68	10.00
Expired	(11,111)	$22.68	—
Exercised	—	$—	—
Outstanding June 30, 2023	197,560	$22.68	9.57
Exercisable June 30, 2023	34,724	$22.68	9.45

A summary of the status of the Company’s nonvested options as of June 30, 2024, and changes during the six months ended June 30, 2024, is presented below:

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2023	113,429	$22.68
Granted	634,000	$1.30
Vested	(43,592)	$22.68
Forfeited	—	$—
Non-vested at June 30, 2024	703,837	$3.42

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2022	45,556	$22.68
Granted	158,670	$22.68
Vested	(30,232)	$22.68
Forfeited	—	$—
Non-vested at June 30, 2023	173,994	$22.68

The total number of options granted during the six months ended June 30, 2024 and 2023 was 634,000 and 158,670, respectively. The exercise price for these options was $1.30 or $22.68 per share. There was an intrinsic value of $12,680 and $0 as of June 30, 2024 and 2023, respectively.

The Company recognized stock-based compensation expense related to option vesting amortization of $366,503 and $327,338 for the three months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations. The Company recognized stock-based compensation expense related to option vesting amortization of $659,055 and $599,559 for the six months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations.

As of June 30, 2024, the unamortized stock option expense was $2,057,817. As of June 30, 2024, the weighted average period for the unamortized stock compensation to be recognized is 2.89 years.

Warrants

The following is an analysis of the stock warrant grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Warrants
Outstanding December 31, 2023	—	$—	—
Granted	55,000	$7.50	4.88
Expired	—	$—	—
Exercised	—	$—	—
Outstanding June 30, 2024	55,000	$7.50	4.46
Exercisable June 30, 2024	55,000	$7.50	4.46

A summary of the status of the Company’s nonvested warrants as of June 30, 2024, and changes during the six months ended June 30, 2024, is presented below:

Non-vested Warrants	Warrants	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	55,000	$7.50
Vested	(55,000)	$7.50
Forfeited	—	$—
Non-vested at June 30, 2024	—	$—

The total number of warrants granted during the six months ended June 30, 2024 and 2023 was 55,000 and 0, respectively. The exercise price for these warrants was $7.50 per share and there was an intrinsic value of $0.

The Company recognized stock-based compensation expense related to warrant vesting amortization of $0 and $0 for the three and six months ended June 30, 2024 and 2023, respectively.

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

RSUs

A summary of the status of the Company’s nonvested RSUs as of June 30, 2024, and changes during the six months ended June 30, 2024, is presented below:

Non-vested RSUs	RSUs	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	257,993	$1.30
Vested	—	$—
Forfeited	—	$—
Non-vested at June 30, 2024	257,993	$1.30

The total number of RSUs granted during the six months ended June 30, 2024 and 2023 was 257,993 and 0, respectively. The exercise price for these RSUs was $1.30 per share.

The Company recognized stock-based compensation expense related to RSU vesting amortization of $13,975 and $0 for the three months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations. The Company recognized stock-based compensation expense related to warrant vesting amortization of $13,975 and $0 for the six months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations.

NOTE 7 – LEGAL

Demand Letter from Mr. Kopfli’s Attorney

On February 14, 2024, the Board received a demand letter from an attorney representing Chromocell Holdings and the Company’s former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause” as disclosed elsewhere in this Report. Mr. Kopfli alleges an improper termination for “cause” and seeks monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of June 30, 2024, the Company has accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. To the extent Mr. Kopfli is successful in his assertions, the Company will pay any amounts owed thereunder from future working capital reserves. However, the Company believes the assertions made by Mr. Kopfli are without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in New York Action which asserts causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli and breach of fiduciary duty by Mr. Kopfli. The Company seeks monetary damages against Mr. Kopfli in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

Complaint Filed by New Jersey Economic Development Authority

On April 9, 2024, we received correspondence notifying us of an Entry of Default Notice, filed on April 8, 2024, against “Chromocell Corporation d/b/a Chromocell Therapeutics” in the matter New Jersey Economic Development Authority v. Chromocell Corporation, et al. (Docket No. MER-L-001748-23). The complaint filed by the New Jersey Economic Development Authority (the “EDA”) on September 12, 2023 in the Superior Court of New Jersey Law Division, Mercer County, alleges Chromocell Holdings’ (not the Company’s) breach of a Settlement Agreement between the EDA and Chromocell Holdings, dated December 31, 2022 (the “Settlement Agreement”), pursuant to which EDA and Chromocell Holdings agreed that Chromocell Holdings would (i) vacate the premises located at 671 US Highway One South, North Brunswick, New Jersey, on or before December 31, 2023, (ii) pay an initial lump-sum payment of $10,000 toward outstanding rent and provide a copy of its Registration Statement on Form S-1 for the Company’s IPO (the “Registration Statement”) and (iii) make a final one-time lump sum payment to the EDA of $510,701 to satisfy Chromocell Holdings’ outstanding rent and additional rent obligations within 90 days of Chromocell Holdings’ executing the Settlement Agreement or within 15 days of Chromocell Holdings’ IPO, whichever was the first to occur. The complaint alleges Chromocell Holdings’ breach of each of these provisions of the Settlement Agreement and seeks a judgment for the entire amount allegedly due and owing as of September 12, 2023 ($510,701), compensatory damages, pre-judgment interest, attorney’s fees, costs of suit and such other and further relief as the court deems just and proper. Besides including “Chromocell Therapeutics” in the case caption, the complaint does not include allegations related to any action purportedly taken by the Company. While the complaint appears to concern a matter between Chromocell Holding and EDA, the Company steadfastly believes it was inappropriately named as a defendant and filed motions to vacate the Entry of Default and have “Chromocell Therapeutics” dismissed from the matter on April 24, 2024. The complaint filed by the EDA was dismissed on May 24, 2024.

Parexel Claim

On July 31, 2024, the Company received a demand letter from an attorney representing Parexel International (IRL) Limited (“Parexel”).  The letter, which was addressed to both the Company and Chromocell Holdings, purports to be a notice of default of a note (the “Promissory Note”) between Chromocell Holdings and Parexel and seeks the payment of allegedly unpaid principal in the amount of $682,551.49 plus interest exceeding $177,000.  The Company denies that it is liable for any of the amounts sought by Parexel; the Company is not a party to the Promissory Note and does not believe it is liable for any amounts allegedly due thereunder.  The Company intends to defend itself vigorously in the matter.

NOTE 8 – SUBSEQUENT EVENTS

Convertible Note

On July 24, 2024, the Company entered into a securities purchase agreement with an accredited investor (the “July Note Holder”), pursuant to which the Company issued to the July Note Holder a senior unsecured convertible note (the “July Note”) in the aggregate principal amount of $750,000, which is convertible into shares of Common Stock. The July Note accrues interest at a rate of 6% per annum (which increases to 12% in the event of a default) and matures on August 24, 2025 (the “July Note Maturity Date”). Interest is guaranteed through the July Note Maturity Date regardless of whether the July Note is earlier converted or redeemed. The July Note is convertible by the holder thereof in whole or in part at any time after issuance and prior to the July Note Maturity Date into shares of Common Stock based on a conversion price (the “July Note Conversion Price”) of $1.506 per share (the “July Note Conversion Shares”), which cannot be reduced below $0.231 per share, and is subject to customary adjustments for stock splits, stock dividends, recapitalization and other similar transactions. Notwithstanding the foregoing, such conversions are subject to (i) a 4.99% beneficial ownership limitation contained in the Note, which may be increased to 9.99% upon 61 days’ prior written notice to the Company by the July Note Holder, and (ii) the Exchange Cap (as defined below). The Company has agreed to hold a meeting of its stockholders to seek approval of a waiver of the Exchange Cap - no later than ninety (90) days from July 24, 2024. Under the applicable rules of the NYSE American LLC, in no event may the Company issue to July Note Holder and any of its affiliates under the CEF Purchase Agreement (as defined below), or otherwise, more than 1,152,764 shares of Common Stock, which number of shares represents 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the CEF Purchase Agreement (the “Exchange Cap”).

The July Note is redeemable by the Company in whole or in part at any time after issuance and prior to the July Note Maturity Date in cash at a price equal to 110% of the greater of (i) the July Note Note’s outstanding principal amount, plus all accrued but unpaid interest and late charges due under the July Note (the “July Note Conversion Amount”) being redeemed as of the date on which such redemption will occur (the “Company Optional Redemption Date”) and (ii) the product of (1) the number of July Note Conversion Shares then issuable under the July Note multiplied by (2) the highest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding the date of the Company Optional Redemption Notice (as defined below) and ending on the trading day immediately prior to the date the Company makes the entire payment. The Company may deliver only one notice to exercise its right to require redemption (the “Company Optional Redemption Notice”) in any given 20 trading day period and each Company Optional Redemption Notice is irrevocable. At any time prior to the date on which such optional redemption payment is paid in full, the July Note may be converted by the July Note Holder into shares of Common Stock in accordance with the conversion terms thereof.

Committed Equity Financing

On July 26, 2024, the Company entered into a Common Stock Purchase Agreement, dated as of July 26, 2024 (the “CEF Purchase Agreement”), with Tikkun Capital LLC (“Tikkun”), providing for a committed equity financing facility, pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the CEF Purchase Agreement, Tikkun has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $30,000,000 (the “Total Commitment”) of the shares of Common Stock (the “Purchase Shares”), subject to certain limitations set forth in the CEF Purchase Agreement, from time to time during the term of the CEF Purchase Agreement. Concurrently with the execution of the CEF Purchase Agreement, the Company and Tikkun also entered into a Registration Rights Agreement, dated as of July 26, 2024, pursuant to which the Company agreed to file with the SEC one or more registration statements, to register under the Securities Act, the offer and resale by Tikkun of all of the Purchase Shares that may be issued and sold by the Company to Tikkun from time to time under the CEF Purchase Agreement.

Stock Repurchase Plan

On August 5, 2024, the board of directors of the Company authorized a stock repurchase plan (the “Repurchase Plan”) pursuant to which up to $250,000 of the Company’s Common Stock, par value, $0.0001 per share, may be repurchased prior to December 31, 2024, unless completed sooner or otherwise extended. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased will depend on a variety of factors including trading price, the Company’s financial performance, corporate and regulatory requirements and other market conditions.

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

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; our current liquidity position, the need to obtain additional financing to support ongoing operations, Chromocell’s ability to continue as a going concern; Chromocell’s ability to maintain the listing of its Common Stock on the NYSE American LLC, Chromocell’s ability to manage costs and execute on its operational and budget plans; and, Chromocell’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

We plan to conduct the escalation trial in Australia to avail ourselves of a 43.5% tax credit for clinical expenses incurred in Australia and, on January 9, 2023, established an Australian subsidiary through which the work will be conducted. The location of the proof-of-concept (“POC”) has not been determined at this time, with availability of facilities and patient population, costs, tax credits, centers of excellence in the respective fields (EM or iSFN) are all factors in the ultimate determination of the location.

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

We may further expand our pipeline with other internal or external compounds in the future, but all other internally discovered compounds are pre-clinical and no commercial discussions about in-licensing have been initiated to date, other than as disclosed in this Report with respect to the licensing of the “Spray Formulations.”

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

In connection with the completion of the IPO: (A) we effected the 9-for-1 reverse stock split effective February 15, 2024 (the “Reverse Stock Split”) of our shares of Common Stock, (B) all 600,000 issued and outstanding shares of our Series A Preferred Stock automatically converted into 499,429 shares of Common Stock, (C) $389,757 and accrued interest of approximately $28,336 as of February 21, 2024 outstanding under our senior secured convertible notes issued in a bridge financing in April 2023 for an aggregate principal amount of $393,808 (the “April Bridge Financing”) after giving effect to the Representative Affiliate Transactions (as defined below), automatically converted into approximately 87,109 shares of Common Stock, (D) $197,421 and accrued interest of $8,169 as of February 21, 2024 outstanding under our senior secured convertible notes issued in a bridge financing in September 2023 for an aggregate principal amount of $198,128 (the “September Bridge Financing”) after giving effect to the Representative Affiliate Transactions, automatically converted into approximately 43,385 shares of Common Stock, which includes an additional 549 shares of Common Stock issuable as consideration for the September Bridge Financing (the “Bonus Shares”), (E) we issued 37,500 shares of Common Stock to an investor as consideration for its previous agreement to provide funding that is no longer necessary in connection with the IPO, (F) we effected the Representative Affiliate Transactions, (G) we effected the transactions contemplated by the Holdings Side Letter, and issued an aggregate of 2,600 shares of Series C Preferred Stock to Chromocell Holdings pursuant thereto, and (H) we issued (i) 93,823 shares to a lender holding a note payable for $450,000 (the “Investor Note”) and (ii) 29,167 shares to one of our directors holding the promissory note in the aggregate principal amount of $175,000 (the “Director Note”) in full satisfaction of our obligations thereunder (in the case of (A) through (D) and (H) above, based on the IPO price of $6.00 per share of Common Stock). We refer to these actions as the “IPO Transactions.”

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

Going Concern

For the six months ended June 30, 2024 and 2023, we had a net loss of approximately $4.3 million and approximately $1.7 million, respectively, and will require additional capital in order to operate in the normal course of business and fund clinical studies. The IPO closed on February 21, 2024, from which, the Company received net proceeds from the IPO of approximately $5.7 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company (excluding any exercise of the warrants issued to the A.G.P./Alliance Global Partners (the “Representative”) or its designees, in connection with the IPO).

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$1,209,874	$537,876	$671,998	125%
Research and development	12,955	49,955	(37,000)	(74)%
Professional fees	541,257	189,329	351,928	186%
Total operating expenses	1,764,086	777,160	986,926	127%
Loss from operations	(1,764,086)	(777,160)	(986,926)	(127)%
Other expense	(7,533)	(176,187)	168,654	96%
Net loss before provision for income taxes	(1,771,619)	(953,347)	(818,272)	(86)%
Provision for income taxes	—	—	—	NA
Net loss	$(1,771,619)	$(953,347)	$(818,272)	(86)%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the three months ended June 30, 2024 and 2023 of $1,209,874 and $537,876, respectively. For the three months ended June 30, 2024, compared to the same period in 2023, this represented an increase of $671,998, or 125%, primarily as a result of increases of $219,069 in compensation expenses, an increase of $32,400 in marketing expenses, an increase of $193,434 in D&O insurance, an increase of $54,353 in IPO fees, an increase of $40,000 in board related expenses, and an increase of $53,140 in stock-based compensation expense.

Research and Development Expenses

We incurred research and development expenses for the three months ended June 30, 2024 and 2023 of $12,955, and $49,955, respectively. For the three months ended June 30, 2024, compared to the same period in 2023, this represented a decrease of $37,000, or 74%, with the details set forth in the table below:

Three Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change

Consultant	$107,357	$6,900	$100,457	1,456%
Lab Gas	1,452	—	1,452	—%
Lab Cell Storage	27,272	7,653	19,619	256%
Chemistry Manufacturing and Controls (“CMC”)	(133,780)	—	(133,780)	—%
IP Services	10,654	35,402	(24,748)	(70)%
Total	$12,955	$49,955	$(37,000)	(74)%

The Company incurred lower research and development expenses for the three months ended June 30, 2024, as compared to the corresponding period in 2023 primarily as a result of a decrease in CMC of $133,780 due to the cancelation of a research and development agreement that was previously accrued for in the first quarter and reversed in the second quarter of 2024.

Professional Fees

We incurred professional expenses for the three months ended June 30, 2024 and 2023 of $541,257 and $189,329, respectively. For the three months ended June 30, 2024, compared to the same period in 2023, this represented an increase of $351,928, or 186%, as a result of higher auditing and legal expenses associated with the Company operating as a public company since February 2024.

Other (Expense) Income

We incurred other expense for the three months ended June 30, 2024 of $7,533 as compared to other expense for the three months ended June 30, 2023 of $176,187. For the three months ended June 30, 2024, compared to the same period in 2023, this represented a decrease of $168,654 or 96%. The other expense for the three months ended June 30, 2024 and 2023 was primarily the result of interest expense. The decrease in the interest expense was due to the notes converting to equity in the first quarter of 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$1,997,435	$1,015,506	$981,929	97%
Research and development	479,561	236,072	243,489	103%
Professional fees	1,221,072	440,165	780,907	177%
Total operating expenses	3,698,068	1,691,743	2,006,325	119%
Loss from operations	(3,698,068)	(1,691,743)	(2,006,325)	(119)%
Other expense	(635,881)	(228,165)	(407,716)	179%
Net loss before provision for income taxes	(4,333,949)	(1,919,908)	(2,414,041)	126%
Provision for income taxes	—	—	—	NA
Net loss	$(4,333,949)	$(1,919,908)	$(2,414,041)	126%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the six months ended June 30, 2024 and 2023 of $1,997,435 and $1,015,506, respectively. For the six months ended June 30, 2024, compared to the same period in 2023, this represented an increase of $981,929, or 97%, primarily as a result of increases of $311,596 in compensation expenses, an increase of $139,905 marketing expenses, an increase of $208,648 in D&O insurance, an increase of $150,120 in IPO fees, and an increase of $151,971 in stock-based compensation expense.

Research and Development Expenses

We incurred research and development expenses for the six months ended June 30, 2024 and 2023 of $479,561, and $236,072, respectively. For the six months ended June 30, 2024, compared to the same period in 2023, this represented an increase of $243,489, or 103%, with the details set forth in the table below:

Six Months Ended June 30, 2024 and 2023

	2024	2023	$ Change	% Change

Consultant	$137,390	$23,300	$114,090	490%
Lab Gas	1,452	—	1,452	NA
Lab Cell Storage	51,398	17,753	33,645	190%
Chemistry Manufacturing and Controls (“CMC”)	169,617	—	169,617	NA
IP Services	119,704	195,019	(73,315)	(39)%
Total	$479,561	$236,072	$243,489	103%

The Company incurred higher research and development expenses for the six months ended June 30, 2024, as compared to the corresponding period in 2023 primarily as a result of an increase in CMC services of $169,617.

Professional Fees

We incurred professional expenses for the six months ended June 30, 2024 and 2023 of $1,221,072 and $440,165, respectively. For the six months ended June 30, 2024, compared to the same period in 2023, this represented an increase of $780,907, or 177%, as a result of higher auditing and legal expenses associated with the Company operating as a public company since February 2024.

Other (Expense) Income

We incurred other expense for the six months ended June 30, 2024 of $635,881 as compared to other expense for the six months ended June 30, 2023 of $228,165. For the six months ended June 30, 2024, compared to the same period in 2023, this represented an increase of $407,716 or 179%. The other expense for the six months ended June 30, 2024 and 2023 consisted of interest expense. The increase in the interest expense was due to the remaining amortization of the debt discount on the Company’s notes being accelerated upon the conversion of the notes to equity upon consummation of the IPO.

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

Cash totaled $2.4 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of approximately $17.9 million and $13.5 million, respectively, and had a working capital deficit of $0.1 million and a working capital deficit $6.4 million, respectively.

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

On February 10, 2024, we entered into a Stock Rescission Agreement with certain affiliates of the Representative (the “Stock Rescission Agreement” and, together with the Bridge Financing Note Amendments, the “Representative Affiliate Transactions”), pursuant to which we rescinded 111,129 shares of our Common Stock held by such affiliates of the Representative and agreed to refund an aggregate of $91,513 paid by such affiliates of the Representative in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At June 30, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

On February 21, 2024, we completed the IPO and issued 1,100,000 shares of Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting $0.9 million in underwriting discounts and commissions and offering expenses.

In connection with the completion of the IPO: (A) we effected the Reverse Stock Split, effective as of February 15, 2024 (B) all 600,000 issued and outstanding shares of our Series A Preferred Stock automatically converted into 499,429 shares of Common Stock, (C) principal in the amount of $389,757, along with accrued interest of approximately $28,336 as of February 21, 2024, outstanding under our senior secured convertible notes issued in the April Bridge Financing (after giving effect to the Representative Affiliate Transactions), automatically converted into approximately 87,109 shares of Common Stock, (D) principal in the amount of $197,421, along with accrued interest of $8,169 as of February 21, 2024, outstanding under our senior secured convertible notes issued in the September Bridge Financing (after giving effect to the Representative Affiliate Transactions), automatically converted into approximately 43,385 shares of Common Stock, which includes an additional 549 Bonus Shares issuable as consideration for the September Bridge Financing, (E) we issued 37,500 shares of Common Stock to an investor as consideration for its previous agreement to provide funding that is no longer necessary in connection with the IPO, (F) we effected the Representative Affiliate Transactions, (G) we effected the transactions contemplated by the Holdings Side Letter, and issued an aggregate of 2,600 shares of Series C Preferred Stock to Chromocell Holdings pursuant thereto, and (H) we issued (i) 93,823 shares to a lender holding the Investor Note and (ii) 29,167 shares to one of our directors holding the Director Note in full satisfaction of our obligations thereunder (in the case of (A) through (D) and (H) above, based on the IPO price of $6.00 per IPO Share).

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

In July 2024, we entered into a Common Stock Purchase Agreement which provides for a committed equity financing facility of up to an aggregate of $30,000,000 of the shares of Common Stock, to be purchased by the investor at the Company’s direction in its sole discretion, subject to certain limitations set forth in such agreement.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024 and 2023
	2024	2023	$ Change	% Change

Net cash used in operating activities	$(4,944,308)	$(366,989)	$(4,577,319)	(1,247)%
Net cash provided by financing activities	7,253,015	393,808	6,859,207	1,742%
Net increase (decrease) in cash	$2,308,707	$(26,819)	$2,281,888	(8,508)%

Net Cash Used in Operating Activities

For the six months ended June 30, 2024, we incurred a net loss of $4,333,949, and net cash flows used in operating activities was $4,944,308. The cash flow used in operating activities was primarily due to a net loss of $4,333,949, offset by stock-based compensation expense of $751,530, amortization of debt discount of $605,630, a change in account payable and accrued expense of $1,481,113, change in prepaid expenses of $158,102, a decrease of $45,786 in due from Chromocell Corporation, and an increase in accrued compensation in the amount of $282,518.

For the six months ended June 30, 2023, we incurred a net loss of $1,919,908, and net cash flows used in operating activities was $366,989. The cash flow used in operating activities was primarily due to a net loss of $1,919,908, offset by stock-based compensation expense of $599,559, amortization of debt discount of $49,122, $126,000 in issuance cost from shares issued on extension of bridge loan, a change in account payable and accrued expense of $548,297, and an increase in accrued compensation in the amount of $229,941.

Net Cash (Used in) Provided by Investing Activities

The Company neither received nor used cash in investing activities during the six months ended June 30, 2024 and 2023.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2024, net cash flows provided by financing activities were $7,253,015 resulting from net proceeds from common stock issued for cash of $5,972,000, proceeds from loans of $1,587,284, partially offset by payment of recission on stock of $91,512 and payments on loans of $214,757.

For the six months ended June 30, 2023, net cash flows provided by financing activities were $393,808, consisting of cash received from net proceeds from the issuance of notes in the amount of $393,808.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

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

Other accounting standards that have been issued or proposed by FASB and do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. Other than below, management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

On February 14, 2024, our board of directors received a demand letter from an attorney representing Chromocell Holdings and our former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause” as disclosed elsewhere in this Report. Mr. Kopfli alleges an improper termination for “cause” and seeks monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of June 30, 2024, the Company has accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. To the extent Mr. Kopfli is successful in his assertions, we will pay any amounts owed thereunder from future working capital reserves. However, the Company believes the assertions made by Mr. Kopfli are without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in the Supreme Court for the State of New York, County of New York on June 7, 2024 (Index No. 652917/2024, the “New York Action”) which asserts causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli and breach of fiduciary duty by Mr. Kopfli. The Company seeks monetary damages against Mr. Kopfli in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

On April 9, 2024, we received correspondence notifying us of an Entry of Default Notice, filed on April 8, 2024, against “Chromocell Corporation d/b/a Chromocell Therapeutics” in the matter New Jersey Economic Development Authority v. Chromocell Corporation, et al. (Docket No. MER-L-001748-23). The complaint filed by the New Jersey Economic Development Authority (the “EDA”) on September 12, 2023 in the Superior Court of New Jersey Law Division, Mercer County, alleges Chromocell Holdings’ (not the Company’s) breach of a Settlement Agreement between the EDA and Chromocell Holdings, dated December 31, 2022 (the “Settlement Agreement”), pursuant to which EDA and Chromocell Holdings agreed that Chromocell Holdings would (i) vacate the premises located at 671 US Highway One South, North Brunswick, New Jersey, on or before December 31, 2023, (ii) pay an initial lump-sum payment of $10,000 toward outstanding rent and provide a copy of its IPO Registration Statement and (iii) make a final one-time lump sum payment to the EDA of $510,700.62 to satisfy Chromocell Holdings’ outstanding rent and additional rent obligations within 90 days of Chromocell Holdings’ executing the Settlement Agreement or within 15 days of Chromocell Holdings’ IPO, whichever was the first to occur. The complaint alleges Chromocell Holdings’ breach of each of these provisions of the Settlement Agreement and seeks a judgment for the entire amount allegedly due and owing as of September 12, 2023 ($510,700.62), compensatory damages, pre-judgment interest, attorney’s fees, costs of suit and such other and further relief as the court deems just and proper. Besides including “Chromocell Therapeutics” in the case caption, the complaint does not include allegations related to any action purportedly taken by the Company. While the complaint appears to concern a matter between Chromocell Holding and EDA, the Company steadfastly believes it was inappropriately named as a defendant and filed motions to vacate the Entry of Default and have “Chromocell Therapeutics” dismissed from the matter on April 24, 2024. The complaint filed by the EDA was dismissed on May 24, 2024.

On July 31, 2024, the Company received a demand letter from an attorney representing Parexel International (IRL) Limited (“Parexel”).  The letter, which was addressed to both the Company and Chromocell Holdings, purports to be a notice of default of the Promissory Note between Chromocell Holdings and Parexel and seeks the payment of allegedly unpaid principal in the amount of $682,551.49 plus interest exceeding $177,000.  The Company denies that it is liable for any of the amounts sought by Parexel; the Company is not a party to the Promissory Note and does not believe it is liable for any amounts allegedly due thereunder.  The Company intends to defend itself vigorously in the matter.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Board of the Company appointed Francis Knuettel II as a member of the Board, effective August 12, 2024, to fill an existing vacancy on the Board. Mr. Knuettel will serve on the Board until the next annual meeting of stockholders of the Company and until his successor is elected and qualified, or otherwise, until his earlier death, resignation or removal in accordance with the Company’s bylaws.

Mr. Knuettel, 58, will continue in his roles as the Company’s Chief Executive Officer and President, Chief Financial Officer, Treasurer and Secretary. Biographical information about Mr. Knuettel is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 16, 2024 (the “Annual Report”).

There are no arrangements or understandings between Mr. Knuettel and any other persons pursuant to which he was appointed as a member of the Board. He also advised the Company that he has no family relationships with any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer of the Company. Except as disclosed in the Annual Report, there are no related party transactions involving Mr. Knuettel or any member of his immediate family required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
4.1	Convertible Note, dated July 24, 2024 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).
10.1*	Securities Purchase Agreement by and between the Company and the July Note Holder, dated July 24, 2024 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).
10.2*	Common Stock Purchase Agreement by and the Company and Tikkun, dated July 26, 2024 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).
10.3	Registration Rights Agreement by and between the Company and Tikkun, dated July 26, 2024 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Company’s July 2024 Presentation (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain information contained in this Exhibit has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that the Company treats as private or confidential.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chromocell Therapeutics Corporation

Date: August 13, 2024	By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Executive Officer and President, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)