Form 10-Q
period 2024-09-30
Chromocell Therapeutics Corp
filed 2024-11-13
CIK 1919246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2024 is 6,028,011.

CHROMOCELL THERAPEUTICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

 CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS

CURRENT ASSETS
Cash	$1,254,903	$96,391
Prepaid expenses	94,585	—
Due from Chromocell Corporation	40,400	—
Deferred offering costs	750,000	—

TOTAL CURRENT ASSETS	2,139,888	96,391

TOTAL ASSETS	$2,139,888	$96,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,279,487	$4,620,925
Accrued compensation	308	645,947
Bridge loan, net of debt discount	—	316,324
Loan payable, net of debt discount	2,155,719	202,279
Loan payable - related party, net of debt discount	131,868	750,082
Due to Chromocell Corporation	—	5,386

TOTAL CURRENT LIABILITIES	3,567,382	6,540,943

TOTAL LIABILITIES	3,567,382	6,540,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.0001 par value, 700,000 shares authorized, 0 and 600,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	60
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,818,111 and 3,906,300 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	583	391
Additional paid in capital	18,120,176	7,074,646
Accumulated deficit	(19,548,253)	(13,519,649)
TOTAL STOCKHOLDERS’ DEFICIT	(1,427,494)	(6,444,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,139,888	$96,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative expenses	$1,161,090	$661,572	$3,158,525	$1,677,078
Research and development	414,639	49,132	894,200	285,204
Professional fees	472,604	581,022	1,693,676	1,021,187
Total operating expenses	2,048,333	1,291,726	5,746,401	2,983,469

NET LOSS FROM OPERATIONS	(2,048,333)	(1,291,726)	(5,746,401)	(2,983,469)

OTHER (EXPENSE) INCOME
Interest expense	(39,019)	(130,006)	(678,427)	(358,171)
Other income	29,606	—	33,133	—
Gain on default judgement	363,091	—	363,091	—
Total other (expense) income	353,678	(130,006)	(282,203)	(358,171)

Net loss before provision for income taxes	(1,694,655)	(1,421,732)	(6,028,604)	(3,341,640)

Provision for income taxes	—	—	—	—

NET LOSS	$(1,694,655)	$(1,421,732)	$(6,028,604)	$(3,341,640)

Net loss per common share - basic and diluted	$(0.29)	$(1.44)	$(1.11)	$(3.24)

Weighted average number of common shares outstanding during the year - basic and diluted	5,792,293	984,516	5,420,359	1,032,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2022	600,000	$60	—	$—	1,111,112	$111	$2,432,148	$(6,138,856)	$(3,706,537)

Stock-based compensation	—	—	—	—	—	—	272,221	—	272,221
Net loss	—	—	—	—	—	—	—	(966,561)	(966,561)

Balance, March 31, 2023	600,000	$60	—	$—	1,111,112	$111	$2,704,369	$(7,105,417)	$(4,440,877)

Stock option compensation	—	—	—	—	—	—	327,338	—	327,338
Common stock issued for extension of bridge loan	—	—	—	—	5,556	1	125,999	—	126,000
Shares forfeited	—	—	—	—	(133,745)	(13)	13	—	—
Net loss	—	—	—	—	—	—	—	(953,347)	(953,347)

Balance June 30, 2023	600,000	$60	—	$—	982,923	$99	$3,157,719	$(8,058,764)	$(4,900,886)

Stock option compensation	—	—	—	—	—	—	342,430	—	342,430
Common stock issued for extension of bridge loan	—	—	—	—	3,334	—	75,600	—	75,600
Net loss	—	—	—	—	—	—	—	(1,421,732)	(1,421,732)

Balance September 30, 2023	600,000	$60	—	$—	986,257	$99	$3,575,749	$(9,480,496)	$(5,904,588)

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2023	600,000	$60	—	$—	3,906,300	$391	$7,074,646	$(13,519,649)	$(6,444,552)

Stock-based compensation	—	—	—	—	—	—	292,552	—	292,552
Issuance cost from common stock issued for extension of bridge loan	—	—	—	—	81,112	9	447,770	—	447,779
Conversion of preferred stock	(600,000)	(60)	—	—	499,429	50	10	—	—
Common stock issued for cash	—	—	—	—	1,100,000	110	5,971,890	—	5,972,000
Standby agreement	—	—	—	—	37,500	4	(4)	—	—
Recission of common stock	—	—	—	—	(111,129)	(11)	(91,501)	—	(91,512)
Transfer of liabilities to Chromocell Corp. for preferred C shares	—	—	2,600	—	—	—	2,153,362	—	2,153,363
Common stock issued for conversion of notes	—	—	—	—	253,492	25	1,362,796	—	1,362,821
Net loss	—	—	—	—	—	—	—	(2,562,330)	(2,562,330)

Balance March 31, 2024	—	$—	2,600	$—	5,766,704	$578	$17,211,521	$(16,081,979)	$1,130,120

Stock option compensation	—	—	—	—	—	—	366,503	—	366,503
RSU expense	—	—	—	—	—	—	13,975	—	13,975
Shares issued for services	—	—	—	—	56,462	6	78,494	—	78,500
Net loss	—	—	—	—	—	—	—	(1,771,619)	(1,771,619)

Balance June 30, 2024	—	$—	2,600	$—	5,823,166	$584	$17,670,493	$(17,853,598)	$(182,521)

Stock option compensation	—	—	—	—	—	—	395,419	—	395,419
RSU expense	—	—	—	—	32,249	3	41,921	—	41,924
Shares issued for services	—	—	—	—	38,892	4	79,996	—	80,000
Shares issued for payment of accounts payable	—	—	—	—	10,000	1	7,338	—	7,339
Stock repurchase	—	—	—	—	(86,196)	(9)	(74,991)	—	(75,000)
Net loss	—	—	—	—	—	—	—	(1,694,655)	(1,694,655)

Balance September 30, 2024	—	$—	2,600	$—	5,818,111	$583	$18,120,176	$(19,548,253)	$(1,427,494)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 9-for-1 reverse stock split effected in February 2024, as discussed in Note 6.

CHROMOCELL THERAPEUTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Nine Months Ended September 30,
	2024		2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(6,028,604)	$(3,341,640)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount		615,933	66,786
Issuance cost from shares issued on extension of bridge loan		—	201,600
Stock-based compensation		1,268,873	941,989
Gain on default judgement		(363,091)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		557,589	1,166,880
Accrued compensation		(282,548)	340,161
Due from Chromocell Corporation		(45,786)	—
Prepaid expenses		(94,585)	—
Deferred offering costs		(750,000)	—
Net Cash Used In Operating Activities		(5,122,219)	(624,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable, net of debt discount		690,000	181,008
Proceeds from loan payable - related party, net of debt discount		—	410,928
Payment of bridge loan, net of debt discount		(214,757)	—
Common stock issued for cash		5,972,000	—
Recission of common stock		(166,512)	—
Net Cash Provided By Financing Activities		6,280,731	591,936

NET INCREASE IN CASH		1,158,512	(32,288)

CASH AT BEGINNING OF PERIOD		96,391	55,074

CASH AT END OF PERIOD		$1,254,903	$22,786

Supplemental cash flow information:
Cash paid for income taxes		$—	$—
Cash paid for interest expense		$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares forfeited	$		$120
Debt discount from common stock issued for extension of bridge loan		$447,779	$—
Conversion of notes		$1,362,821	$—
Transfer of liabilities to Chromocell Corp for Preferred Stock		$2,153,362	$—
Account payable and accrued expenses converted to notes		$1,455,416	$—
Account payable and accrued expenses converted to notes - related party		$131,868	$—
Shares issued for payment of accounts payable		$7,339	$—

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

CHROMOCELL THERAPEUTICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Chromocell Therapeutics Corporation (“Chromocell” or the “Company”) was incorporated in the State of Delaware on March 19, 2021. On August 10, 2022, the Company entered into that certain Contribution Agreement (the “Contribution Agreement”) with Chromocell Corporation, a Delaware corporation (“Chromocell Holdings”), pursuant to which, effective July 12, 2022 (the “Contribution Date”), Chromocell Holdings contributed all assets and liabilities related to Chromocell Holdings’ historical therapeutic business, including all patents, pre-clinical and Phase I study results and data, and trade secrets related to the CC8464 compound to the Company. (See Note 4)

The Company is a clinical-stage biotech company focused on developing and commercializing new therapeutics to alleviate pain. The Company’s clinical focus is to selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to prevent the transmission of pain perception to the central nervous system (“CNS”). The Company’s goal is to develop a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system.

The Company has formally launched three programs developing pain treatment therapeutics, both based on the same proprietary molecule, as follows:

Neuropathic Pain: CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 channels in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other channels in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies (described below) and the Phase 1 studies the Company has completed to date, the Company believes that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in Erythromelalgia (“EM”) and idiopathic small fiber neuropathy (“iSFN”).

Eye Pain: Based on a novel formulation of CC8464, the Company’s Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. The Company intends to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. The Company has commenced development of a topical ophthalmic formulation of CT2000 that would initially be evaluated for ophthalmic toxicology and then followed by a proof-of-concept (“POC”) trial in patients. The Company expects the trials for this ophthalmic formulation of CT2000 to start in 2025.

Depot Program: Based on several novel formulations of CC8464, the Company’s newly launched program, titled CT3000, is for the potential treatment of postoperative pain with the use of nerve blocks.  Examples would include knee surgery or shoulder surgery.  Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery.  Doctors often want patients to move soon after surgery to avoid complications such as blood clots.  A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement, like other local anesthetics.  The Company intends to explore the viability of developing CT3000 as an injectable depot for nerve blocks and pain following surgery. The Company has commenced development of an injectable depot for nerve blocks that would initially be studied in animal models of postoperative pain followed by toxicology and then a POC trial in patients. The Company is currently conducting pharmacokinetic and efficacy trials in animals and expects human trials for the depot injection formulation of CT3000 to start in early 2026.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.

The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe.

The impact of these conflicts on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2 – GOING CONCERN

During the nine months ended September 30, 2024, the Company had a net loss of approximately $6.0 million. As of September 30, 2024, the Company has cash of approximately $1.3 million and a working capital deficit of $1.4 million. These factors indicate substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Liquidity and Capital Resources

At September 30, 2024, the Company had approximately $1.3 million in cash and a working capital deficit of approximately $1.4 million, compared to approximately $0.1 million in cash and a working capital deficit of approximately $6.4 million at December 31, 2023.

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these financial statements. While the Company will continue to invest in its business and the development of CC8464, CT2000, and CT3000, and potentially other molecules, it is unlikely that the Company will generate product or licensing revenue during the next twelve months. During the period, the Company completed its initial public offering, raising $5.7 million, after deducting the underwriting discounts and commissions and offering expenses, and the Company may need to raise additional funds through either strategic partnerships or the capital markets. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2024 and 2023. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

As of September 30, 2024, the Company had deposits in excess of federally insured limits.

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

Below is a disaggregation of R&D expenses:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Consultant	$76,840	$12,900	$214,230	$36,200
Lab Materials	42	—	1,494	—
Lab Cell Storage	16,360	15,247	67,758	33,000
Chemistry Manufacturing and Controls (“CMC”)	319,019	—	488,636	—
IP Services	2,378	20,985	122,082	216,004
Total	$414,639	$49,132	$894,200	$285,204

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. Pursuant to ASC 718, the Company can elect to either recognize the expenses on a straight-line or graded basis and has elected to do so under the straight-line basis.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2024, 820,449 stock options, 55,000 warrants, and 225,744 unvested restricted stock units (“RSUs”) were excluded from dilutive earnings per share as their effects were anti-dilutive. As of September 30, 2023, 208,672 stock options were excluded from dilutive earnings per share as their effects were anti-dilutive.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740 “Accounting for Income Taxes,” (“ASC 740”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company has filed its tax returns for the year ended December 31, 2023 and after review of the prior year financial statements and the results of operations through December 31, 2023, the Company has recorded a full valuation allowance on its deferred tax asset.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the timing and impacts of adoption of this ASU.

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreement

On February 14, 2024, the board of directors of the Company (the “Board”) received a demand letter from an attorney representing Chromocell Holdings and Christian Kopfli, the Company’s former Chief Executive Officer and former Chief Strategy Officer. Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of September 30, 2024, the Company had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company.  However, the Company believed the assertions made by Mr. Kopfli were without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in the Supreme Court for the State of New York, County of New York on June 7, 2024 (Index No. 652917/2024, the “New York Action”), asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings. The Company also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from the Company. The Company sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims, and ordered an assessment of damages against Mr. Kopfli and Chromocell Holdings (to be held at a date to be determined). As of September 30, 2024, the Company has removed the accrual of $363,091 in compensation expenses and recorded a gain on default judgement in the same amount.

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

Due from/to Chromocell Holdings

As of September 30, 2024, the Company had a $40,400 receivable due from Chromocell Holdings, from which the Company was spun out in August 2022. This amount is comprised of expenses paid by the Company to be reimbursed by Chromocell Holdings. No interest is incurred on these amounts.

As of December 31, 2023, the Company had a $5,386 liability due to Chromocell Holdings. This amount is comprised of expenses paid by Chromocell Holdings to be reimbursed by the Company. No interest is incurred on these amounts.

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

Related Party Note

On May 10, 2024, the Company and Camden Capital LLC, a company controlled by Mr. Knuettel, the Company’s Chief Executive Officer and Chief Financial Officer, entered into the promissory note for approximately $131,868. The note matures on December 15, 2024, or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. The note has an interest rate of 4.86% per annum. As of September 30, 2024, the note had an outstanding principal of approximately $131,868 and accrued interest of approximately $2,511.

 Outstanding Principal on Related Party Notes

Note Payable – Related Party	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Related Party Note	131,868	—	131,868
Total	$131,868	$—	$131,868

NOTE 5 – NOTES PAYABLE

Investor Note

On February 4, 2022, the Company entered into a note payable for $450,000 (the “Investor Note”) with a third party. This Investor Note had an original issuance discount of $150,000, representing an implicit interest rate of 50%, a maturity date of February 3, 2023, and accrues no interest beyond the original issuance discount. As of December 31, 2023, the debt discount was fully amortized. The Company recognized $0 and $93,264, respectively, of amortization of debt discount included in interest expense on the statement of operations for the three months ended September 30, 2024 and 2023 related to the Investor Note. The Company recognized $581,055 and $268,386, respectively, of amortization of debt discount included in interest expense on the statement of operations for the nine months ended September 30, 2024 and 2023 related to the Investor Note.

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

As of September 30, 2024, the Investor Note and the accrued interest on the note has been fully paid off. As of December 31, 2023, there was $98,036 in accrued interest on the note. Interest expense totaled $0 for the three months ended September 30, 2024, compared to $36,742 for three months ended September 30, 2023. Interest expense totaled $22,271 for the nine months ended September 30, 2024, compared to $80,778 for nine months ended September 30, 2023.

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

April Bridge Financing

On April 17, 2023, the Company entered into a bridge loan for working capital purposes, with various accredited investors, all of whom are pre-existing stockholders, in the aggregate principal amount of $393,808 (the “April Bridge Financing”). During the three and nine months ended September 30, 2023, the Company received $162,852 and $389,757, respectively, in Advances from certain participating investors. Such Advances accrued interest at a rate of 8% per annum until close of the April Bridge Financing on April 17, 2023, for a total of $1,870 in aggregate interest on all Advances. The April Bridge Financing consisted of senior secured convertible notes that had a maturity date of October 17, 2023. Such notes accrued interest on the unpaid principal amount at a rate of 8% per annum and automatically converted into shares of Common Stock at the IPO of shares of Common Stock at a 20% discount to the price per IPO Share. The senior secured convertible notes issued in the April Bridge Financing were secured by a security interest in all of the Company’s assets (including the Company’s patents and intellectual property licenses). In connection with the April Bridge Financing, on April 17, 2023, the Company also entered into a securities purchase agreement with holders of the notes, pursuant to which the Company is required to file a registration statement within 180 calendar days after consummation of the IPO, providing for the resale of Common Stock received by holders of the notes upon conversion of such notes.

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

October Promissory Notes

On October 12, 2023, the Company and four existing investors entered into promissory notes (the “October Promissory Notes”) with an aggregate face amount of $210,000 and an aggregate purchase price of $175,000. The October Promissory Notes matured on November 12, 2023 or, if earlier to occur, upon the closing of the IPO. The October Promissory Notes bore no interest except in the case of certain events of default. On November 7, 2023, the Company amended and restated the October Promissory Notes to extend the maturity dates of the October Promissory Notes to November 17, 2023. On November 13, 2023, the Company amended and restated the October Promissory Notes to further extend the maturity dates of the October Promissory Notes to February 29, 2024. The Company recognized $24,575 and $0, respectively, of amortization of debt discount included in interest expense on the statement of operations for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the October Promissory Notes have been fully paid off in cash.

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

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. (the “Stock Rescission Agreement” and, together with the Bridge Financing Note Amendments, the “Representative Affiliate Transactions”), pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,513 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At September 30, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

May Promissory Note

On May 10, 2024, the Company entered into a promissory note with a professional advisor in the amount of $1,455,416. The note matures on December 15, 2024 or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. The note has an interest rate of 4.86% per annum. As of September 30, 2024, the note had an outstanding principal of $1,455,416 and accrued interest of $27,712.

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

As of September 30, 2024, there was $4,634 in accrued interest and $49,697 in unamortized debt discount on the note. Interest expense totaled $4,634 for the three months ended September 30, 2024, compared to $0 for three months ended September 30, 2023. Interest expense totaled $4,634 for the nine months ended September 30, 2024, compared to $0 for nine months ended September 30, 2023. The Company recognized $10,303 and $0, respectively, of amortization of debt discount included in interest expense on the statement of operations for the nine months ended September 30, 2024 and 2023.

Outstanding Principal on Notes

Note Payable	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
May Promissory Note	1,455,416	—	1,455,416
Convertible Note	750,000	(49,697)	700,303
Total	$2,205,416	$(49,697)	$2,155,719

NOTE 6 – STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 21, 2024, the Company completed its IPO and issued 1,100,000 shares of Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting approximately $0.9 million of underwriting discounts and commissions and offering expenses.

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

Recission Agreement

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,513 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At September 30, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

Equity Issuances

On June 12, 2024, the Company agreed to issue up to 50,000 shares of Common Stock to a vendor in considerations for the services provided by the vendor to the Company.

On June 12, 2024, the Company entered into a twelve-month agreement with a vendor to issue up to 7,500 share of Common Stock per month for services performed by such vendor. As of September 30, 2024, the Company has issued 28,687 shares of Common Stock pursuant to this agreement.

On August 12, 2024, the Company agreed to issue 10,000 shares of Common Stock to a vendor in exchange for outstanding invoices related to services provided by the vendor to the Company, with such shares granted on October 22, 2024, as set forth below in the Subsequent Events section.

During the nine months ended September 30, 2024, the Company agreed to issue 16,667 shares of Common Stock, at a grant price of $0.73 per share, to a vendor in considerations for the services provided by the vendor to the Company, with such shares granted on October 22, 2024, as set forth below in the Subsequent Events section.

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

Stock Repurchase Plan

On August 5, 2024, the Board authorized a stock repurchase plan (the “Repurchase Plan”) pursuant to which up to $250,000 of the Company’s Common Stock may be repurchased prior to December 31, 2024, unless completed sooner or otherwise extended. During the nine months ended September 30, 2024, the Company repurchased 86,196 shares of Common Stock. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and actual number of shares repurchased will depend on a variety of factors including trading price, the Company’s financial performance, corporate and regulatory requirements and other market conditions.

Options

During the nine months ended September 30, 2024, the Company granted a total of 634,000 stock options related to the Company’s common stock. These stock options had a life of 10 years and an exercise price of $1.30 per option. During the nine months ended September 30, 2023, the Company granted a total of 158,670 stock options. These stock options had a life of 10 years and an exercise price of $22.68 per option.

During the nine months ended September 30, 2024 and 2023, the fair value of each stock option granted was estimated using the Black-Scholes Option Pricing Model using the following inputs:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Exercise price	$1.30	$22.68
Expected dividend yield	0%	0%
Risk free interest rate	4.20%	3.61-3.93%
Expected life in years	10	10
Expected volatility	196%	157-158%

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of the options.

With certain adjustments outlined below, the Company based its determination of the underlying fair value of the Company’s Common Stock on the findings of an independent third party engaged by the Company to determine the fair value of the Company’s intellectual property. The Company had the analysis conducted in conjunction with the Contribution Agreement, which was executed on August 10, 2022. The analysis determined that the fair value of the Company’s intellectual property was $44.8 million. At the time of the Contribution Agreement and the option grants, there was 1,187,302 shares (on an as converted basis reflecting the conversion of the 600,000 Series A Convertible Preferred Stock held by Chromocell Holdings). As of September 30, 2024, all of the Series A Convertible Preferred Stock shares have been converted. The resulting value per share of common stock was $37.71. The Company then adjusted this value in accordance with the following:

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

The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

The following is an analysis of the stock option grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2023	197,560	$22.68	9.08
Granted	634,000	$1.30	10.00
Expired	(11,111)	$(22.68)	—
Exercised	—	$—	—
Outstanding September 30, 2024	820,449	$6.16	9.40
Exercisable September 30, 2024	208,900	$14.57	8.87

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2022	50,002	$22.68	9.76
Granted	158,670	$22.68	10.00
Expired	(11,111)	$22.68	—
Exercised	—	$—	—
Outstanding September 30, 2023	197,561	$22.68	9.32
Exercisable September 30, 2023	46,648	$22.68	9.20

A summary of the status of the Company’s nonvested options as of September 30, 2024, and changes during the nine months ended September 30, 2024, is presented below:

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2023	113,429	$22.68
Granted	634,000	$1.30
Vested	(135,880)	$10.21
Forfeited	—	$—
Non-vested at September 30, 2024	611,549	$3.29

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2022	45,556	$22.68
Granted	158,670	$22.68
Vested	(42,207)	$22.68
Forfeited	—	$—
Non-vested at September 30, 2023	162,019	$22.68

The total number of options granted during the nine months ended September 30, 2024 and 2023 was 634,000 and 158,670, respectively. The exercise price for these options was $1.30 or $22.68 per share. There was an intrinsic value of $0 and $0 as of September 30, 2024 and 2023, respectively.

The Company recognized stock-based compensation expense related to option vesting amortization of $395,419 and $342,430 for the three months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations. The Company recognized stock-based compensation expense related to option vesting amortization of $1,054,474 and $941,989 for the nine months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations.

As of September 30, 2024, the unamortized stock option expense was $1,662,398. As of September 30, 2024, the weighted average period for the unamortized stock compensation to be recognized is 2.01 years.

Warrants

The following is an analysis of the stock warrant grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Warrants
Outstanding December 31, 2023	—	$—	—
Granted	55,000	$7.50	4.88
Expired	—	$—	—
Exercised	—	$—	—
Outstanding September 30, 2024	55,000	$7.50	4.38
Exercisable September 30, 2024	55,000	$7.50	4.38

A summary of the status of the Company’s nonvested warrants as of September 30, 2024, and changes during the nine months ended September 30, 2024, is presented below:

Non-vested Warrants	Warrants	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	55,000	$7.50
Vested	(55,000)	$7.50
Forfeited	—	$—
Non-vested at September 30, 2024	—	$—

The total number of warrants granted during the nine months ended September 30, 2024 and 2023 was 55,000 and 0, respectively. The exercise price for these warrants was $7.50 per share and there was an intrinsic value of $0.

The Company recognized stock-based compensation expense related to warrant vesting amortization of $0 and $0 for the three and nine months ended September 30, 2024 and 2023, respectively.

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

RSUs

A summary of the status of the Company’s nonvested RSUs as of September 30, 2024, and changes during the nine months ended September 30, 2024, is presented below:

Non-vested RSUs	RSUs	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	257,993	$1.30
Vested	32,249	$—
Forfeited	—	$—
Non-vested at September 30, 2024	225,744	$1.30

The total number of RSUs granted during the nine months ended September 30, 2024 and 2023 was 257,993 and 0, respectively. The exercise price for these RSUs was $1.30 per share.

The Company recognized stock-based compensation expense related to RSU vesting amortization of $41,924 and $0 for the three months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations. The Company recognized stock-based compensation expense related to warrant vesting amortization of $55,899 and $0 for the nine months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the statement of operations.

NOTE 7 – LEGAL

Demand Letter from Mr. Kopfli’s Attorney

On February 14, 2024, the Board received a demand letter from an attorney representing Chromocell Holdings and the Company’s former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause” as disclosed elsewhere in this Report. Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of September 30, 2024, the Company had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. However, the Company believed the assertions made by Mr. Kopfli are without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in New York Action, asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings. The Company also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from the Company. The Company sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims, and ordered an assessment of damages against Mr. Kopfli and Chromocell Holdings (to be held at a date to be determined). As of September 30, 2024, the Company has removed the accrual of $363,091 in compensation expenses and recorded a gain on default judgement in the same amount.

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

NOTE 8 – SUBSEQUENT EVENTS

2023 Plan Amendment

On June 12, 2024, the Board authorized an amendment to the Chromocell Therapeutics Corporation 2023 Equity Incentive Plan (the “2023 Plan”) to increase the number of shares of Common Stock authorized for issuance thereunder by 1,500,000 from 444,444 shares to 1,944,444 shares. On October 22, 2024, the 2023 Plan Amendment was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting.

Options and Equity Issuances

On October 22, 2024, the Company granted another vendor options to purchase up to an aggregate of 50,000 shares of Common Stock at a grant price of $0.73 per share.

On October 22, 2024, the Company granted an aggregate of up to 16,667 shares of Common Stock, at a grant price of $0.73 per share, to a vendor in considerations for the services provided by the vendor to the Company.

On October 22, 2024, the Company granted an aggregate of 10,000 shares of Common Stock, at a grant price of $0.73 per share, to a vendor in as payment for previously accrued services provided by the vendor to the Company.

Waiver of Exchange Cap

On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved the waiver of the Exchange Cap in connection with the July Note and the CEF Purchase Agreement.

Repurchase Plan Amendment

On October 22, 2024, the Board authorized an amendment (the “Amendment”) to the Repurchase Plan to increase the total value of shares of Common Stock available for repurchase by the Company under the Repurchase Plan by an additional $500,000, to $750,000. In addition, the Amendment extended the termination date of the Repurchase Plan from December 31, 2024 to June 30, 2025, prior to which Common Stock may be repurchased, unless completed sooner or otherwise extended.

Reincorporation Merger and Name Change

On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved a reincorporation merger of the Company in the State of Nevada with and into a wholly-owned subsidiary of the Company, with a simultaneous name change to “Channel Therapeutics Corporation” (the “Reincorporation Merger”). The Reincorporation Merger is expected to occur in the fourth quarter of 2024.

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

We have formally launched three programs developing pain treatment therapeutics, both based on the same proprietary molecule, as follows:

Neuropathic Pain: CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 channels in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other channels in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies (described below) and the Phase 1 studies we have completed to date, we believe that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in Erythromelalgia (“EM”) and idiopathic small fiber neuropathy (“iSFN”).

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

Eye Pain: Based on the same proprietary molecule as CC8464, our Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. We intend to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. We have commenced development of a topical ophthalmic formulation of CT2000 that would initially be evaluated for ophthalmic toxicology and then followed by a POC trial in patients. We expect the trials for this ophthalmic formulation of CT2000 to start in 2025.

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

As NaV1.7 channels are present on the cornea and is a viable biological target for treating eye pain, we believe that we have a sound scientific basis for our ability to treat a multitude of eye pain indications. We are in the process of formulating CT2000 eye drops and expect to move into animal toxicity studies in the second half of 2024. From there, we intend to move into proof-of-concept studies in humans.

Depot Program: Based on several novel formulations of CC8464, the Company’s newly launched program, titled CT3000, is for the potential treatment of post operative pain with the use of nerve blocks.  Examples would include knee surgery or shoulder surgery.  Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery.  Doctors often want patients to move soon after surgery to avoid complications such as blood clots.  A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement like other local anesthetics.  The Company intends to explore the viability of developing CT3000 as an injectable depot for nerve blocks and pain following surgery.  The Company has commenced development of an injectable depot for nerve blocks that would initially be studied in animal models of postoperative pain followed by toxicology and then by a POC trial in patients. The Company is currently conducting pharmacokinetic and efficacy trials in animals and expects human trials for the depot injection formulation of CT3000 to start in early 2026.

We may further expand our pipeline with other internal or external compounds in the future, but all other internally discovered compounds are pre-clinical and no commercial discussions about in-licensing have been initiated to date, other than as disclosed in this Report with respect to the licensing of the Spray Formulations (as defined below).

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

The affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the annual meeting of stockholders held on October 22, 2024 approved a reincorporation merger of the Company in the State of Nevada with and into a wholly-owned subsidiary of the Company, with a simultaneous name change to “Channel Therapeutics Corporation” (the “Reincorporation Merger”). The Reincorporation Merger is expected to occur in the fourth quarter of 2024.

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

Going Concern

For the nine months ended September 30, 2024 and 2023, we had a net loss of approximately $6.0 million and approximately $3.3 million, respectively, and will require additional capital in order to operate in the normal course of business and fund clinical studies. The IPO closed on February 21, 2024, from which, the Company received net proceeds from the IPO of approximately $5.7 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company (excluding any exercise of the warrants issued to A.G.P./Alliance Global Partners (the “Representative”) or its designees, in connection with the IPO).

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these financial statements. While the Company will continue to invest in its business and the development of CC8464, CT2000 and CT 3000, and potentially other molecules, it is unlikely that the Company will generate product or licensing revenue during the next twelve months. During the period, the Company completed its initial public offering, raising $5.7 million, after deducting the underwriting discounts and commissions and offering expenses, and the Company may need to raise additional funds through either strategic partnerships or the capital markets. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024 and 2023
	2024	2023	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$1,161,090	$661,572	$499,518	76%
Research and development	414,639	49,132	365,507	744%
Professional fees	472,604	581,022	(108,418)	(19)%
Total operating expenses	2,048,333	1,291,726	756,607	59%
Loss from operations	(2,048,333)	(1,291,726)	(456,607)	(59)%
Other expense	353,678	(130,006)	483,384	(372)%
Net loss before provision for income taxes	(1,694,655)	(1,421,732)	(272,923)	19%
Provision for income taxes	—	—	—	NA
Net loss	$(1,694,655)	$(1,421,732)	$(272,923)	19%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the three months ended September 30, 2024 and 2023 of $1,161,090 and $661,572, respectively. For the three months ended September 30, 2024, compared to the same period in 2023, this represented an increase of $499,518, or 76%, primarily as a result of increases of $115,495 in compensation expenses, an increase of $34,580 in marketing expenses, an increase of $129,790 in D&O insurance, an increase of $69,391 in capital market expenses , an increase of $40,000 in board related expenses, and an increase of $94,913 in stock-based compensation expense.

Research and Development Expenses

We incurred research and development expenses for the three months ended September 30, 2024 and 2023 of $414,639, and $49,132, respectively. For the three months ended September 30, 2024, compared to the same period in 2023, this represented an increase of $365,507, or 744%, with the details set forth in the table below:

	Three Months Ended September 30, 2024 and 2023
	2024	2023	$ Change	% Change

Consultant	$76,840	$12,900	$63,940	496%
Lab Gas	42	—	42	—%
Lab Cell Storage	16,360	15,247	1,113	7%
Chemistry Manufacturing and Controls (“CMC”)	319,019	—	319,019	—%
IP Services	2,378	20,985	(18,607)	(89)%
Total	$414,639	$49,132	$365,507	744%

The Company incurred higher research and development expenses for the three months ended September 30, 2024, as compared to the corresponding period in 2023 primarily as a result of an increase in CMC of $319,019.

Professional Fees

We incurred professional expenses for the three months ended September 30, 2024 and 2023 of $472,604 and $581,022, respectively. For the three months ended September 30, 2024, compared to the same period in 2023, this represented a decrease of $108,418, or 19%, as a result of a decrease in legal fees of $287,752 offset by an increase in consulting fees of $184,659.

Other (Expense) Income

We incurred other expense for the three months ended September 30, 2024 of $353,678 as compared to other income for the three months ended September 30, 2023 of $(130,006). For the three months ended September 30, 2024, compared to the same period in 2023, this represented an increase of $483,684 or 372%. The other expense for the three months ended September 30, 2024 and 2023 was primarily the result of interest expense and gain on default judgement. The decrease in the interest expense was due to the notes converting to equity.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024 and 2023
	2024	2023	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$3,158,525	$1,677,078	$1,481,447	88%
Research and development	894,200	285,204	608,996	214%
Professional fees	1,693,676	1,021,187	672,489	66%
Total operating expenses	5,746,401	2,983,469	2,762,932	93%
Loss from operations	(5,746,401)	(2,983,469)	(2,762,932)	(93)%
Other expense	(282,203)	(358,171)	75,968	(21)%
Net loss before provision for income taxes	(6,028,604)	(3,341,640)	(2,686,964)	80%
Provision for income taxes	—	—	—	NA
Net loss	$(6,028,604)	(3,341,640)	(2,686,964)	80%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the nine months ended September 30, 2024 and 2023 of $3,158,525 and $1,677,078, respectively. For the nine months ended September 30, 2024, compared to the same period in 2023, this represented an increase of $1,481,447, or 88%, primarily as a result of increases of $427,090 in compensation expenses, an increase of $174,485 marketing expenses, an increase of $338,438 in D&O insurance, an increase of $219,510 in IPO fees, and an increase of $168,385 in stock-based compensation expense.

Research and Development Expenses

We incurred research and development expenses for the nine months ended September 30, 2024 and 2023 of $894,200, and $285,204, respectively. For the nine months ended September 30, 2024, compared to the same period in 2023, this represented an increase of $608,996, or 214%, with the details set forth in the table below:

	Nine Months Ended September 30, 2024 and 2023
	2024	2023	$ Change	% Change

Consultant	$214,230	$36,200	$178,030	492%
Lab Gas	1,494	—	1,494	NA
Lab Cell Storage	67,758	33,000	34,758	105%
Chemistry Manufacturing and Controls (“CMC”)	488,636	—	488,636	NA
IP Services	122,082	216,004	(93,922)	(43)%
Total	$894,200	$285,204	$608,996	214%

The Company incurred higher research and development expenses for the nine months ended September 30, 2024, as compared to the corresponding period in 2023 primarily as a result of an increase in CMC services of $488,636.

Professional Fees

We incurred professional expenses for the nine months ended September 30, 2024 and 2023 of $1,693,676 and $1,021,187, respectively. For the nine months ended September 30, 2024, compared to the same period in 2023, this represented an increase of $672,489, or 66%, as a result of higher auditing and legal expenses associated with the Company operating as a public company since February 2024.

Other (Expense) Income

We incurred other expense for the nine months ended September 30, 2024 of $282,203 as compared to other expense for the nine months ended September 30, 2023 of $358,171. For the nine months ended September 30, 2024, compared to the same period in 2023, this represented a decrease of $75,968 or 21%. The other expense for the nine months ended September 30, 2024 and 2023 was primarily the result of interest expense and gain on default judgement. The increase in the interest expense was due to the remaining amortization of the debt discount on the Company’s notes being accelerated upon the conversion of the notes to equity upon consummation of the IPO.

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

Cash totaled $1.3 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of approximately $19.5 million and $13.5 million, respectively, and had a working capital deficit of $1.4 million and a working capital deficit $6.4 million, respectively.

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

On February 10, 2024, we entered into a Stock Rescission Agreement with certain affiliates of the Representative (the “Stock Rescission Agreement” and, together with the Bridge Financing Note Amendments, the “Representative Affiliate Transactions”), pursuant to which we rescinded 111,129 shares of our Common Stock held by such affiliates of the Representative and agreed to refund an aggregate of $91,513 paid by such affiliates of the Representative in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At September 30, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

On February 21, 2024, we completed the IPO and issued 1,100,000 shares of Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting approximately $0.9 million in underwriting discounts and commissions and offering expenses.

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

On August 5, 2024, our Board authorized the Repurchase Plan, pursuant to which up to $250,000 of our Common Stock may be repurchased prior to December 31, 2024, unless completed sooner or otherwise extended. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased will depend on a variety of factors including trading price, the Company’s financial performance, corporate and regulatory requirements and other market conditions. On October 22, 2024, the Board authorized an amendment (the “Amendment”) to the Repurchase Plan to increase the total value of shares of Common Stock available for repurchase by the Company under the Repurchase Plan by an additional $500,000, to $750,000.

Future Funding Requirements

Our primary use of cash is to fund clinical development, operating expenses and repay accrued liabilities associated with our IPO.

With respect to the Company’s future expected operations expenses, the primary expense drivers will be research and development and management overhead, including costs of being a public company. Of these, it is expected that research and development will be the largest expense and comprise approximately $3.0 million in the twelve months following the IPO, which will be utilized for the furtherance of the Company’s CC8464, CT2000 and CT3000 programs. We have based the research and development costs on current clinical and pre-clinical trial parameters and expectations on certain existing tax credits, and there is no certainty that the clinical and pre-clinical trial parameters or tax credits available to the Company will remain as they are, which could lead to changes in our research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024 and 2023
	2024	2023	$ Change	% Change

Net cash used in operating activities	$(5,122,219)	$(624,224)	$(4,497,995)	(721)%
Net cash provided by financing activities	6,280,731	591,936	5,688,795	961%
Net increase (decrease) in cash	$1,158,512	$(32,288)	$1,190,800	(3,688)%

Net Cash Used in Operating Activities

For the nine months ended September 30, 2024, we incurred a net loss of $6,028,604, and net cash flows used in operating activities was $5,122,219. The cash flow used in operating activities was primarily due to a net loss of $6,028,604, offset by stock-based compensation expense of $1,268,873, amortization of debt discount of $615,933, a change in account payable and accrued expense of $557,589, offset by a change in prepaid expenses of $94,585, a change of $45,786 in due from Chromocell Corporation, and a change in accrued compensation in the amount of $282,548, and a gain on default judgement of $363,091.

For the nine months ended September 30, 2023, we incurred a net loss of $3,341,640, and net cash flows used in operating activities was $624,224. The cash flow used in operating activities was primarily due to a net loss of $3,341,640, offset by stock-based compensation expense of $941,989, amortization of debt discount of $66,786, $201,600 in issuance cost from shares issued on extension of bridge loan, a change in account payable and accrued expense of $1,166,880, and an increase in accrued compensation in the amount of $340,161.

Net Cash (Used in) Provided by Investing Activities

The Company neither received nor used cash in investing activities during the nine months ended September 30, 2024 and 2023.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2024, net cash flows provided by financing activities were $6,280,731 resulting from net proceeds from common stock issued for cash of $5,972,000, proceeds from loans of $690,000, partially offset by payment of recission on stock of $166,512 and payments on loans of $214,757.

For the nine months ended September 30, 2023, net cash flows provided by financing activities were $591,936, consisting of cash received from net proceeds from the issuance of notes in the amount of $591,936.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

On February 14, 2024, our Board received a demand letter from an attorney representing Chromocell Holdings and our former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause” as disclosed elsewhere in this Report. Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of September 30, 2024, the Company had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. However, the Company believes the assertions made by Mr. Kopfli are without merit and commenced the New York Action against Mr. Kopfli and Chromocell Holdings, asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings. The Company also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli is not entitled to compensation from the Company. The Company seeks monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims, and ordered an assessment of damages against Mr. Kopfli and Chromocell Holdings (to be held at a date to be determined). As of September 30, 2024, the Company has removed the accrual of $363,091 in compensation expenses and recorded a gain on default judgement in the same amount.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 12, 2024, the Company agreed to issue 10,000 shares of Common Stock to a vendor in exchange for outstanding invoices related to services provided by the vendor to the Company.

On October 22, 2024, the Company agreed to issue up to an aggregate of 76,667 shares of Common Stock to three vendors in considerations for the services provided by the vendor to the Company.

Also on October 22, 2024, the Company granted another vendor options to purchase up to an aggregate of 50,000 shares of Common Stock at a grant price of $0.73 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 30, 2024 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2024 to July 31, 2024:	—	$—	—	$250,000

August 1, 2024 to August 31, 2024:	58,642	0.82	58,642	201,750

September 1, 2024 to September 30, 2024:	27,554	0.94	27,554	175,821
Total	86,196	$0.86	86,196

(1)	On August 5, 2024, the Board authorized the purchase of up to $250,000 of the Company’s Common Stock under the Repurchase Plan. On October 22, 2024, the Board authorized an Amendment to the Repurchase Plan to increase the total value of shares of Common Stock available for repurchase by the Company under the Repurchase Plan by an additional $500,000, to $750,000. As of September 30, 2024, remaining availability under the Repurchase Plan was $175,821. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors including trading price, the Company’s financial performance, corporate and regulatory requirements and other market conditions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1+	Second Amendment to the Chromocell Therapeutics Corporation 2023 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chromocell Therapeutics Corporation

Date: November 13, 2024	By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Executive Officer and President, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)