Form 10-K
period 2024-12-31
Channel Therapeutics Corp
filed 2025-03-27
CIK 1919246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-269188

Channel Therapeutics Corporation

(Exact name of registrant as specified in its charter)

Nevada	86-3335449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the second fiscal quarter, was approximately $6.8 million based on a closing price of $1.32 per share on such date. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 6,103,813 shares of its common stock outstanding as of March 26, 2025.

References in this Annual Report on Form 10-K to the “Company,” “Channel,” “we,” “us,” or “our” mean Channel Therapeutics Corporation unless otherwise expressly stated or the context indicates otherwise.

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

Forward-looking statements contained in this Report include, but are not limited to, statements about the following:

●	the initiation, timing, progress and results of preclinical and clinical trials for CC8464, CT2000, CT3000 and any other compounds, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

●	the timing, scope or results of regulatory filings and approvals, including timing of final U.S. Food and Drug Administration (“FDA”) marketing and other regulatory approval of CC8464, CT2000 and CT3000;

●	our ability to achieve certain accelerated or orphan drug designations from the FDA;

●	our estimates regarding the potential market opportunity for CC8464, CT2000 and CT3000;

●	our research and development programs for our lead compounds, CC8464, CT2000 and CT3000;

●	our plans and ability to successfully develop and commercialize future compounds, including CC8464, CT2000 and CT3000;

●	our ability to identify and develop new compounds;

●	our ability to identify, recruit and retain key personnel;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, lead compounds and technology;

●	the scalability and commercial viability of our proprietary manufacturing methods and processes;

●	the rate and degree of market acceptance and clinical utility of our lead and any other future compounds;

●	our competitive position;

●	our intellectual property position and our ability to protect our intellectual property and enforce our intellectual property rights;

●	our financial performance;

●	developments and projections relating to our competitors and our industry;

●	our ability to establish and maintain collaborations or obtain additional funding;

●	our estimates regarding expenses, future revenue, capital requirements and needs for or ability to obtain additional financing;

●	the impact of laws and regulations; and

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

We have formally launched three programs developing pain treatment therapeutics, all of which are based on the same proprietary molecule, as follows:

Eye Pain: Based on a novel formulation of CC8464, our Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. We intend to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. We have developed topical ophthalmic formulations and are pursuing trial plans as set forth below.

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

As NaV1.7 channels are present on the cornea and is a viable biological target for treating eye pain, we believe that we have a sound scientific basis for our ability to treat a multitude of eye pain indications. We have successfully developed an eye drop formulation and have determined that the eye drops are well tolerated by animals. We have completed animal efficacy studies and are in the process of running toxicology studies on animals. We expect to announce the efficacy and toxicology results by April 2025.

Following the animal studies, if successful, we intend to move into proof-of-concept (“POC”) studies in humans. We plan to conduct the POC study in Australia to avail ourselves of a 43.5% tax credit for clinical expenses incurred in Australia and, on January 9, 2023, established an Australian subsidiary through which the work will be conducted. We are planning to conduct the POC in a clinic in Brisbane, Australia and are in the process of contracting the services to perform such trial.

Depot Program: Based on several novel formulations of CC8464, the Company’s most recently launched program, titled CT3000, is for the potential treatment of post operative pain with the use of nerve blocks.  Examples would include knee surgery or shoulder surgery. Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery. Doctors often want patients to move soon after surgery to avoid complications such as blood clots. A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement like other local anesthetics.

The Company has successfully developed a number of formulations and in December 2024, announced that it achieved its endpoints in two pre-clinical in vivo models of the Company’s nerve block formulations for acute pain, showing material improvement over the existing standard of care, bupivacaine, in both efficacy and duration.

The Company performed a thermal hyperalgesia test in rodents with a placebo arm, bupivacaine arm and four arms of the main formulations of the Company’s molecule. The Company also performed a mechanical allodynia test in rodents with the same arms as above. For both models, the drugs were administered as a sciatic nerve block. All four Company formulations showed a depot effect in excess of four days, an improvement over bupivacaine, the current standard of care.

The results of the thermal hyperalgesia results are shown in the chart below. After thirty minutes, three of the four formulations showed materially better efficacy than bupivacaine, with each of the three being statistically superior to placebo for more than two days longer than bupivacaine. One of the formulations remained statistically superior to placebo for more than four days. Further, as NaV1.7 does not have an impact on mobility, this approach may offer a better option for post-surgical physical therapy as current nerve block therapies cause temporary paralysis in the affected area.

Similarly for the mechanical allodynia test results, three of the four formulations showed statistically better efficacy for a longer duration of time than bupivacaine. The mechanical allodynia test is shorter in duration, reflecting the subject’s innate swift recovery rate to surgical incisions. Nonetheless, the results mirrored the successful results set forth with the thermal hyperalgesia test.

The Company will commence toxicology and CMC work in 2025 and expects to commence human POC trial in early 2026.

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

We conducted four Phase 1 trials with 207 patients. The results showed that CC8464 has a good overall tolerability and demonstrated no liver or renal toxicity, no central nervous system changes and no cardiovascular findings but may cause skin rashes in certain patients. The occurrence of skin rashes is not uncommon with the class of molecules to which CC8464 belongs and the rashes were successfully treated in all cases with topical steroids and/or topical antihistamines (with the exception of one patient requiring systemic steroids).

As a result of the potential for skin rashes, following discussions with the FDA, we will conduct a slow dose escalation study to further evaluate the incidence of rashes. By titrating the dose over several weeks, we anticipate that we will reduce or eliminate this side effect. We expect that the slow dose escalation study will also help determine the need for dose escalation in the final treatment regime. Even though the FDA has in the past approved drugs that listed rashes as a potential side effect, we do not know if CC8464 will be approved by the FDA (or any foreign authority).

When the dose escalation trial is funded, we will enroll approximately 20 healthy volunteers who will receive CC8464 over a period of several weeks, with the dose escalation study expected to take approximately 9-12 months in total. We anticipate that the slower dose escalation will decrease the likelihood of drug-related skin reactions. The primary endpoint of the dose escalation trail will be safety and tolerability of the slower dose titration; however, we will also be measuring blood concentrations of CC8464, which will allow us to better understand the pharmacokinetics of CC8464. Even if it is ultimately determined that we will need an escalation period for chronic pain treatment therapy, which patients could well take for the remainder of their lives, we do not believe the dose escalation approach will be consequential.

We plan to conduct the dose escalation trial in Australia to avail ourselves of the tax credit set forth above, utilizing our Australian subsidiary through which the work will be conducted. The location of the  POC has not been determined at this time, with availability of facilities and patient population, costs, tax credits, centers of excellence in the respective fields (EM or iSFN) are all factors in the ultimate determination of the location.

In parallel with the dose escalation study, we expect to run a pilot efficacy study on approximately ten EM patients. In this study, we will induce EM flares, determine baseline pain, and then dose escalate CC8464, after which, we will attempt to induce flares. The primary endpoint will be the amount of pain experienced, and the secondary endpoint is a determination if CC8464 reduces the frequency of EM flares.

We are currently working on the development of the Phase 2a POC plan and expect to launch the Phase 2a POC study following the dose escalation study and EM pilot study, to assess the potential efficacy of CC8464 in iSFN patients. Both of iSFN and EM are orphan indications for which we plan to apply for orphan drug designations. The orphan indication may decrease the scope of the ultimate development program that is necessary for approval and is associated with a marketing exclusivity period from the FDA along with some tax advantages.

Though the Phase 2a POC study design has not yet been completed, the study will take approximately twelve months after it is initiated. The primary endpoint will be the amount of pain experienced from iSFN with secondary endpoints including other measurements like pain relief and neuropathy scores. The final design may change based on feedback from regulatory authorities or information learned during the dose escalation trial.

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

We may further expand our pipeline with other internal or external compounds in the future, but all other internally discovered compounds are pre-clinical.

Benuvia Spray Formulations: In addition to our NaV1.7 programs set forth above, on December 23, 2023, we entered into an exclusive licensing agreement (the “Benuvia License Agreement”) with Benuvia for a sublingual formulation of a Diclofenac spray for the treatment of acute pain, a Rizatriptan intranasal spray formulation and an Ondansetron sublingual spray formulation (collectively, the “Spray Formulations”). The Spray Formulations diversify our pipeline of non-opioid pain treatment therapies, while adding therapeutic options for related conditions. The sublingual formulation of a Diclofenac spray for the treatment of acute pain (the “Diclofenac Spray Formulation”) is patented and has started clinical development in human volunteers. Preliminary pharmacokinetics suggest that this formulation may have a faster onset of action than oral Diclofenac tablets. Diclofenac is an NSAID that is also marketed under additional brand names including Voltaren and Cataflam in its pill form. A single Phase 1 trial of the Diclofenac Spray Formulation was completed in 24 healthy volunteers wherein a single dose of 50mg diclofenac-potassium was compared to 25 mg of Diclofenac Spray Formulation. In this trial, the blood plasma concentrations of Diclofenac rose more quickly with the Diclofenac Spray Formulation than with the diclofenac administered orally by approximately 15 minutes. This suggests that the Diclofenac Spray Formulation may have a faster onset of analgesia; however, additional trials may be needed to confirm this effect. Additionally, the initial pharmacokinetic study demonstrated that a 25mg dose of Diclofenac Spray Formulation resulted in lower systemic exposure to Diclofenac than the oral dose of 50mg diclofenac-potassium which means that an additional Phase I pharmacokinetic study exploring additional higher doses of the sublingual diclofenac spray will likely be necessary to determine the appropriate dose.

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

We currently do not have strategy and development plans for the Spray Formulations licensed from Benuvia.

Our Strategy

We are a clinical-stage pharmaceutical company focused on non-opioid pain blockers in the NaV space. Our development programs are initially designed to address the underlying condition and mitigate the pain associated with neuropathic pain and eye pain. The key elements of our strategy to achieve our mission are:

●	Develop CT2000 for the treatment of eye pain. According to a presentation at the Association for Research in Vision and Ophthalmology, with the abstract published in the publication, Investigative Ophthalmology and Visual Science in June 2020, NaV1.7 receptor is present on the cornea and as such, is a viable biological target for treating eye pain. We have developed a number of topical ophthalmic formulation of CT2000 that are being evaluated for ophthalmic efficacy and toxicology in two in vivo models, which will be followed by a POC trial in patients. We expect the human POC trials for this ophthalmic formulation of CT2000 to start in the second quarter 2025.

●	Develop CT3000 for the treatment of post-surgical pain. Based on its pre-clinical profile, and the target validation, if approved by the FDA, we believe that CT3000 has the potential to become a drug for treatment of acute post operative surgical pain for knee and shoulder surgery where nerve blocks are appropriate, potentially delivering meaningful clinical benefits over the currently available standard of care.

●	Advance the development of CC8464 towards FDA approval for treating EM and iSFN. Based on its pre-clinical profile, the target validation and trends seen with other NaV1.7 blockers in clinical studies, if approved by the FDA, we believe that CC8464 has the potential to become a drug for treatment of EM and iSFN patients, potentially delivering meaningful clinical benefits over the currently available standard of care.

●	Leverage our differentiated research and discovery approach to expand our pipeline. We plan to build a pipeline of potential pain blockers acting against sodium-channels related to NaV1.7. Pain modulation is complex, and a multitude of physiological mechanisms are involved in transmitting pain signals. Other than NaV1.7, we believe that several related sodium channels, e.g., NaV1.8 or NaV1.9, may be involved in pain sensation. While NaV1.7 is the most validated pain receptor, we believe that blockers against other sodium channels may complement CC8464, CT2000 and CT3000 as our primary pain blocking candidates.

●	Build a leading, fully integrated pharmaceutical company to maximize the clinical impact and value of our pipeline and deliver value to stockholders. We plan to build an experienced team to rapidly advance compounds in a capital-efficient manner. We intend to retain the commercialization rights to our lead compounds; however, we may opportunistically enter into strategic collaborations in certain geographic or clinical settings to maximize the value of our pipeline.

While CT2000 and CT3000 are the focus of our efforts, we may also allocate future resources towards the discovery and development of other compounds that could potentially treat pain.

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

CC8464, CT2000 and CT3000 Manufacturing

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

The Company has developed the formulation for the eye drops associated with the eye pain treatment therapy and depot injections associated with the nerve block therapy and are in the early stages of determining our manufacturing strategy. We expect to pursue a similar strategy to have CT2000 and CT3000 manufactured by CMOs.

Intellectual Property

Protection of our intellectual property is an important part of our business. We seek patent protection in the United States and in other countries for our inventions and discoveries, and we develop and protect our key know-how and trade secrets relating to our platform technology and the products we are developing using our platform.

We have adopted a strategy of seeking patent protection in the United States and in other jurisdictions globally that we deem appropriate with respect to certain of our technologies relating to our products and process. We have been granted a patent in the United States directed to the composition of matter and use of our lead compound, CC8464. We have also obtained patents in France, Japan, India in Mexico, Israel and South Korea. Our U.S. patent for CC8464 will expire in 2035. In addition, we have an additional pending patent application in India.

We have pending patent applications for each of CT2000 ophthalmic formulation and CT3000 injectable formulations, and for the treatment of pain.

Granted U.S. Patent 9,855,234 is directed to the diclofenac spray formulation and will expire in April of 2036. The Ondansetron Spray Formulation is covered by U.S. Patent 9,566,233 and U.S. Patent 10,172,833. Both patents are composition-of-matter patents that will expire in May 2034 and August 2036, respectively. The U.S. and international patents relating to the Rizatriptan Spray Formulation have either expired or have been abandoned.

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

Our Competition

The biotechnology and pharmaceutical industries are highly competitive. Several pharmaceutical companies that are developing molecules that modulate NaV (including NaV1.7 and NaV1.8) activities or address pain through other methods of action and therefore have the potential to mitigate eye, post-surgical and EM and iSFN pain. These companies and new entrants may potentially compete with our products in the future with novel delivery technologies. Competition in this space will remain strong and we do not know if we will be successful in obtaining orphan designation from the FDA for CC8464, encounter challenges to our issued patents and continue to advance CC8464, C2000 and CT3000 through clinical development towards approval.

In connection with the Company’s initial public offering (the “IPO”), we entered into a side letter with Chromocell Holdings, pursuant to which Chromocell Holdings agreed not to (i) directly or indirectly engage in the business of owning, licensing, developing, marketing, manufacturing, producing, selling or distributing products, technologies, therapies, or services in any way related to our business, including all patents, pre-clinical and Phase I study results and data, and trade secrets related to the CC8464 compound, transferred by Chromocell Holdings to us further to the that certain Contribution Agreement (the “Contribution Agreement”) with Chromocell Holdings. Pursuant to the Contribution Agreement, effective July 12, 2022 (the “Contribution Date”), (ii) directly or indirectly, hire, engage or employ (as an employee, consultant or otherwise) any of our employees; provided that Chromocell Holdings shall not, directly or indirectly, prevent any of our employees from serving on the board of directors of Chromocell Holdings, and (iii) through any director or officer of Chromocell Holdings, directly or indirectly, solicit for employment or the engagement of services of any of our employees or induce or attempt to induce any of our employees to leave his or her employment with us, or in any way intentionally interfere with the employment relationship between any of our employees and us, for the purpose of employing or engaging the services of such employee or soliciting such employee to become an employee or consultant of Chromocell Holdings or any other person.

Our Facilities

Our office is located at 4400 Route 9 South, Suite 1000, Freehold, NJ 07728. We are considering lab options commensurate with the start of the Phase II trials and dose escalation study.

Employees and Human Capital Resources

As of March 26, 2025, we had four full-time employees and seven individual consultants on a part-time basis. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

In addition, we have a two person Scientific Advisory Board led by Dr. Stephen Waxman, who is the Bridget M. Flaherty Professor of Neurology and of Neuroscience and the Director of the Center for Neuroscience and Regeneration Medicine at Yale University School of Medicine.

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

Demand Letter from Mr. Kopfli’s Attorney

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

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims, and ordered an assessment of damages against Mr. Kopfli and Chromocell Holdings (to be held at a date to be determined). As of December 31, 2024, the Company has removed the accrual of $363,091 in compensation expenses and recorded a gain on default judgement in the same amount.

Parexel Claim

On July 31, 2024, the Company received a demand letter from an attorney representing Parexel International (IRL) Limited (“Parexel”).  The letter, which was addressed to both the Company and Chromocell Holdings, purports to be a notice of default of the Promissory Note between Chromocell Holdings and Parexel (the “Promissory Note”) and seeks the payment of allegedly unpaid principal in the amount of $682,551 plus interest exceeding $177,000.  The Company denies that it is liable for any of the amounts sought by Parexel; the Company is not a party to the Promissory Note and does not believe it is liable for any amounts allegedly due thereunder.  The Company intends to defend itself vigorously in the matter.

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

U.S. Marketing Approval for Drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the drug product for one or more indications. An NDA is an application to FDA for approval to market a new drug for one or more specified indications and must contain proof of the drug’s maximum tolerable dose and efficacy for the requested indication(s). An NDA is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the maximum tolerable dose and efficacy of a product’s use or from several alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the maximum tolerable dose and efficacy of the investigational drug, to the satisfaction of the FDA. The FDA must approve an NDA before a drug may be marketed in the United States.

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

Further, under PDUFA, each NDA must be accompanied by a substantial user fee. For fiscal year 2025, the application fee for each application containing clinical data is $4,310.002. PDUFA also imposes an annual program fee for each approved prescription drug, which has been set at $403,889 for fiscal year 2025. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on applications for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular compound to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, in other words, arbitrage between low- priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Recent Developments of the Company

Bridge Note

On February 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $325,000 (the “Bridge Note”) to 3i, L.P., a Delaware limited partnership (the “Holder”), for a purchase price of $250,000, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325,000 or such amount equal to the outstanding principal amount of the Note together with interest. The Note will bear interest on the outstanding principal amount at an annual rate equal to 6.0%. The Note may be prepaid by the Company without penalty, in whole or in part, upon two days’ prior written notice to the Holder. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Note, will otherwise be due and payable on the earliest of: (i) May 25, 2025, (ii) the consummation of a Corporate Event (as defined in the Note), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the Note), such amounts are declared due and payable by the Holder or made automatically due and payable in accordance with the terms of the Note.

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

Channel Therapeutics Corporation was incorporated in Delaware on March 19, 2021. On November 18, 2024 (“Reincorporation Merger Effective Date”), Chromocell Therapeutics Corporation, a Delaware corporation (the “Predecessor”), merged with and into its wholly-owned subsidiary, Channel Therapeutics Corporation, a Nevada corporation (the “Reincorporation Merger”), pursuant to an agreement and plan of merger, dated as of November 18, 2024 (the “Reincorporation Merger Agreement”). All information disclosed in this Form 10-K for periods prior to the Reincorporation Merger Effective Date relates to the Predecessor, and all information disclosed in this Form 10-K for periods after the Reincorporation Merger Effective Date relates to Channel Therapeutics Corporation, a Nevada corporation.

Our principal executive offices are located at 4400 Route 9 South, Suite 1000, Freehold, NJ 07728, and our telephone number is (732) 514-2636. Our website is www.channeltherapeutics.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Report, and you should not consider information on our website to be part of this Report.

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

Also, we are a “smaller reporting company” (and may continue to qualify as such even after we no longer qualify as an emerging growth company). For as long as we qualify as a “smaller reporting company,” we may provide reduced disclosure in the public filings that we make with the U.S. Securities and Exchange Commission (the “SEC”) than larger public companies, such as the inclusion of only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure.

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

Summary of Risk Factors

Our business is subject to a number of risks that you should be aware of before making an investment decision to purchase our securities. You should carefully consider all of the information set forth in this Report and, in particular, should evaluate the specific factors set forth in the section titled “Risk Factors” in deciding whether to invest in our securities. Among these important risks are the following:

●	The report of the independent registered public accounting firm on our 2024 and 2023 financial statements contains a going concern qualification;

●	We are a clinical stage biopharmaceutical company with a limited operating history;

●	We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability;

●	We have identified material weaknesses in our internal control over financial reporting;

●	We will need to raise additional funding to receive approval for CC8464, CT2000, CT3000 or any other future compound. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, sell or terminate certain of our product development efforts or other operations;

●	We may be subject to litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business;

●	We are early in our efforts to develop CC8464, which is the only compound that we have advanced into clinical development. If we are unable to advance CC8464 through clinical trials, obtain regulatory approval and ultimately commercialize CC8464, or if we experience significant delays in doing so, our business will be materially harmed;

●	We are early in our efforts to develop both of CT2000 and CT3000 and have not moved into pre-clinical or clinical trials. If we are unable to advance CT2000 and CT3000 through pre-clinical and clinical trials, obtain regulatory approval and ultimately commercialize CT2000 and CT3000, or if we experience significant delays in doing so, our business will be materially harmed;

●	CC8464 is in early-stage development, and there is no guarantee that the results from prior clinical and preclinical studies will be indicative of our ability to complete or the results to be obtained in the current or future studies and clinical trials. CC8464 is our only compound in clinical development and advancing a different compound would require substantial time and resources as well as being subject to the same risks and uncertainties as described here for CC8464;

●	Even if we obtain and maintain approval for CC8464, CT2000 and CT3000 from the FDA, we may never obtain approval for them outside of the United States, which would limit our market opportunities and adversely affect our business;

●	While we plan to apply for orphan drug designation for CC8464 in the future, it may not effectively protect us from competition, and we may be unable to obtain similar designations for our future compounds. For instance, if our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our lead compounds before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. To date, we have not submitted an application for orphan drug designation;

●	On December 23, 2023, we entered into the Benuvia License Agreement. We are dependent on the Benuvia License Agreement, and the termination of the Benuvia License Agreement could have an adverse effect on our business;

●	If Benuvia does not properly maintain or enforce the intellectual property underlying the Benuvia License Agreement, our competitive position and business prospects could be harmed. Benuvia may also seek to terminate our license;

●	If the market opportunities for CC8464, CT2000, CT3000 or our future compounds are smaller than we believe they are, our revenues may be adversely impacted, and our business may suffer;

●	Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for CC8464, CT2000 and CT3000, if approved, or any of our other future compounds that may be approved in the future, which would adversely affect our revenue and results of operations;

●	If we are unable to obtain and maintain adequate U.S. and foreign patent protection for our compounds, including CC8464, CT2000 and CT3000, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize CC8464, CT2000, CT3000 and any of our other current or future compounds may be adversely affected;

●	We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable;

●	Our articles of incorporation (which, as may be amended and/or restated, we refer to as our “articles of incorporation”) designate the Second Judicial District Court, in and for the State of Nevada, located in Washoe County, Nevada, as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents;

●	The other factors set forth under “Risk Factors.”

These and other risks are more fully described in the section entitled “Risk Factors” in this Report. If any of these risks actually occurs, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected. As a result, you could lose all or part of your investment in our securities.

Risks Related to Our Business

The report of the independent registered public accounting firm on our 2024 and 2023 financial statements contains a going concern qualification.

The report of the independent registered public accounting firm covering our consolidated financial statements for the years ended December 31, 2024 and 2023 stated that certain factors, including that we have suffered recurring losses from operations and have an accumulated deficit at December 31, 2024, raised substantial doubt as to our ability to continue as a going concern. Because we are not yet producing sufficient revenue to sustain our operating costs, we are dependent upon raising capital to continue our business. If we are unable to raise capital, we may be unable to continue as a going concern.

We are a clinical stage biopharmaceutical company with a limited operating history.

The operations of our company, contributed to us by Chromocell Holdings, to date have been limited to financing and staffing our Company, developing and licensing compounds, conducting preclinical and clinical studies of CC8464 for EM and iSFN, CT2000 for eye pain, CT3000 for post-surgical pain and other pain indications. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially early-stage clinical pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

●	successfully implement or execute our current business plan, and we cannot assure you that our business plan will lead to an approval or successful commercialization;

●	successfully manufacture our compounds and establish commercial supply;

●	successfully complete the clinical trials necessary to obtain regulatory approval for the marketing of CC8464, CT2000 and CT3000;

●	secure market exclusivity and/or adequate intellectual property rights for our compounds in each jurisdiction in which we do or plan to commercialize our compounds or where our competitors are organized or may engage in competitive activity;

●	attract and retain an experienced management and advisory team;

●	secure acceptance of our compounds in the medical community and with third-party payors and consumers;

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan; and

●	utilize the funds that we do have and/or raise in the future to efficiently execute our business strategy.

If we cannot successfully execute any one of the foregoing, our business may fail, and your investment will be adversely affected.

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

We have had net losses since inception, and we had an accumulated deficit of approximately $21.5 million and $13.5 million as of December 31, 2024 and December 31, 2023, respectively, which includes a net loss of approximately $8.0 million for year ended December 31, 2024, and approximately $7.4 million the year ended December 31, 2023, respectively. Overall, these conditions have raised substantial doubt regarding our ability to continue as a going concern beyond one year of the filing of our consolidated financial statements. Our ability to continue as a going concern is dependent upon the ability to complete clinical studies and implement our business plan, raise capital, generate sufficient revenues and to control operating expenses.

We have primarily financed our operations through a combination of a series of cash advances, equity raises, bridge and promissory note issuances, licensing arrangements, government grants and the IPO (from which we raised net proceeds of approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses). Our ability to achieve significant profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, CC8464, CT2000, CT3000 and/or additional compounds. We expect that it will take several years, if ever, before we have a commercialized compound. The net losses we incur may fluctuate significantly from quarter to quarter.

If we are required by the FDA, the EMA, or other international regulatory authorities to which we may be subject, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of CC8464, CT2000, CT3000 and/or other future compounds, our expenses could increase and revenue could be further delayed. We anticipate that our expenses will increase substantially if, and as, we:

●	continue our research and the clinical development of CC8464, CT2000 and CT3000;

●	launch human proof of concept of CT2000 for the treatment of eye pain;

●	conduct CMC and develop GMP formulations and human proof of concept of CT3000 for the treatment of post-surgical pain;

●	initiate additional clinical trials and preclinical studies for any additional compounds that we may pursue in the future;

●	prepare an NDA for filing with the FDA, a marketing authorization application, and approvals in certain other countries;

●	oversee the manufacturing of material for clinical trials or potential commercial sales;

●	develop a portfolio of compounds;

●	establish a business development operation to in- our out-license certain assets;

●	establish a sales, marketing and distribution infrastructure to commercialize any compound for which we may obtain marketing approval;

●	develop, maintain, expand, protect and enforce our intellectual property rights portfolio; and/or

●	acquire or in-license other compounds and technologies.

To become and remain profitable, we must develop and eventually commercialize one or more compounds with significant market potential. This will require us to be successful in a range of challenging activities, including completing the clinical trials, developing and validating commercial scale manufacturing processes, obtaining marketing approval for our compounds, manufacturing, and marketing. Licensing and selling any future compounds for which we may obtain marketing approval and satisfying any post-marketing requirements. If we were required to discontinue development of CC8464, CT2000 or CT3000, if CC8464, CT2000 or CT3000 does not receive regulatory approval, if we do not obtain our targeted indication(s) for CC8464, CT2000 or CT3000, or if CC8464, CT2000 pr CT3000 fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. There can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our consolidated financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

We have identified material weaknesses in our internal control over financial reporting.

Prior to our IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit and review, as applicable, of our consolidated financial statements for the years ended December 31, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses in our case arose from inadequate segregation of duties, ineffective information technology controls and lack of certain financial reporting and transaction processing controls. If we are unable to remedy our material weaknesses, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate consolidated financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

We will need to raise additional funding to receive approval for CC8464, CT2000, CT3000 or any other future compound. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, sell or terminate certain of our product development efforts or other operations.

To complete the process of obtaining regulatory approval for CC8464, CT2000 and CT3000 and to build the sales, marketing, licensing and distribution infrastructure that we believe will be necessary to commercialize CC8464, CT2000 and CT3000, if approved, we will require substantial additional funding. In addition, if we obtain marketing approval for CC8464, CT2000 and CT3000, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution.

Our future capital requirements will depend on many factors, including:

●	the progress, timing, results and costs of our dose escalation and phase 2 clinical trial for CC8464;

●	the progress, timing, results and costs of our human POC trials for CT2000;

●	the progress, timing, results and costs of our GMP manufacturing and human POC for CT3000;

●	the progress, timing and costs of manufacturing clinical trial for our planned pivotal clinical trials;

●	the potential development and the filing on an IND application for other future compounds;

●	the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for any other future compounds that we may pursue in the future, if any;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the costs associated with the manufacturing process development and evaluation of third-party manufacturers;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for CC8464, CT2000, CT3000 or any other future compounds we may develop;

●	the extent to which the costs of future compounds, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;

●	the costs of commercialization activities for CC8464, CT2000, CT3000 and other future compounds if we receive marketing approval for CC8464, CT2000, CT3000 or any other future compounds we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;

●	subject to receipt of marketing approval, if any, revenue received from commercial sale of CC8464, CT2000, CT3000 or any of our other future compounds;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

●	the amount and timing of any payments we may be required or decide to make, or that we may receive, in connection with the licensing, filing, prosecution, maintenance, and enforcement of any patents or other intellectual property rights and defense against third party intellectual property infringement claims, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to our license agreements, if any;

●	the development of alternative treatments for EM or iSFN or other pain indications;

●	our ability to establish and maintain collaborations and licenses on favorable terms, if at all; and

●	the extent to which we acquire or in-license other compounds and technologies.

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

We are early in our efforts to develop CT2000 and have not moved into clinical trials. If we are unable to advance CT2000 through clinical trials, obtain regulatory approval and ultimately commercialize CT2000, or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development of CT2000. The development and commercialization of CT2000 (or any other compound that we may advance towards clinical development in the future) is subject to many uncertainties, including the following:

●	successful final completion of the formula for eye drops;

●	positive results from our planned future pre-clinical and clinical trials;

●	receipt of regulatory approvals from applicable regulatory authorities;

●	successful development of our internal manufacturing processes on an ongoing basis and maintenance of our potential future arrangements with third-party manufacturers for clinical supply;

●	commercial launch of CT2000, if and when approved, whether alone or in collaboration with others; and

●	acceptance of CT2000, if and when approved, by patients, the medical community and third-party payors.

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

We are early in our efforts to develop CT3000 and have not moved into clinical trials. If we are unable to advance CT3000 through clinical trials, obtain regulatory approval and ultimately commercialize CT3000, or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development of CT3000. The development and commercialization of CT3000 (or any other compound that we may advance towards clinical development in the future) is subject to many uncertainties, including the following:

●	successful final completion of the formula for the nerve block;

●	positive results from our planned future pre-clinical and clinical trials;

●	receipt of regulatory approvals from applicable regulatory authorities;

●	successful development of our internal manufacturing processes on an ongoing basis and maintenance of our potential future arrangements with third-party manufacturers for clinical supply;

●	commercial launch of CT3000, if and when approved, whether alone or in collaboration with others; and

●	acceptance of CT3000, if and when approved, by patients, the medical community and third-party payors.

If we fail in one or more of these factors, we could experience significant delays or an inability to successfully commercialize CT3000, which would materially harm our business. If we do not receive regulatory approvals for CT3000, our business, financial condition, results of operations and prospects could be materially and adversely affected. Advancing a different compound than CT3000 towards clinical development would take substantial time and resources and be subject to the same risks as described here for CT3000.

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

Before obtaining marketing approval from regulatory authorities for the sale of our drug candidates, CC8464, CT2000 and CT3000 included, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate for its intended indications. Clinical trials are expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

In addition, if we have to make manufacturing or formulation changes to CC8464, CT2000 and CT3000, we would need to conduct additional studies to bridge our modified compound to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize CC8464, CT2000, and CT3000, or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize CC8464, CT2000 and CT3000 and may harm our business, financial condition, results of operations and prospects. Any delays, setbacks or failures in our clinical trials could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize CC8464, CT2000 and CT3000 and the approval may be for a narrower indication than we seek.

We cannot commercialize a compound until the appropriate regulatory authorities have reviewed and approved the compound. Even if CC8464, CT2000 and CT3000 meet their respective safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a compound for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a post-approval safety monitoring program. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of CC8464, CT2000 and CT3000. Any of the foregoing scenarios could materially harm the commercial prospects for CC8464, CT2000 and CT3000 and materially and adversely affect our business, financial condition, results of operations and prospects as CC8464 is our only compound in clinical development and CT2000 and CT3000 have not yet entered pre-clinical trials.

CC8464, CT2000 and CT3000 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

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

We have yet to begin evaluating CT2000 and CT3000 in humans to determine if it has any side effects, but could face similar or other issues, including but not limited to the disclosures set forth above for CC8464 with respect to FDA approval, ongoing monitoring programs and label requirements.

CC8464, CT2000 and CT3000 are based on specific modes of administration (dose escalation regime, eye drops and injection, respectively), which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of CC8464, CT2000 and CT3000 or future compounds or lead to significant post-approval limitations or restrictions. As we advance CC8464, CT2000 and CT3000, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of CC8464, CT2000 and CT3000. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.

Even if we obtain regulatory approval for CC8464, CT2000 and CT3000, our compounds will remain subject to regulatory oversight.

Even if we obtain any regulatory approval for CC8464, CT2000 and CT3000, our lead compounds, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for CC8464, CT2000 and CT3000 may also be subject to a post-approval safety monitoring program, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we fail to comply with applicable regulatory requirements following approval of CC8464, CT2000, CT3000 or any future compound, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize CC8464, CT2000 and CT3000 and adversely affect our business, financial condition, results of operations and prospects.

The FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of CC8464, CT2000 and CT3000. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.

Even if we obtain and maintain approval for CC8464, CT2000 and CT3000 from the FDA, we may never obtain approval for them outside of the United States, which would limit our market opportunities and adversely affect our business.

Approval of a compound in the United States by the FDA does not ensure approval of such compound by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of CC8464, CT2000 and CT3000 or other future compounds outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a compound, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the compound in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a compound must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our compounds, if approved, is also subject to approval. We intend to submit a marketing authorization application to the EMA for approval of CC8464, CT2000 and CT3000 in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Even if a compound is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of compounds with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our compounds in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for any of our compounds may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of CC8464, CT2000, CT3000 or our future compounds will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.

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

Although a substantial amount of our effort initially focuses on developing CC8464, CT2000 and CT3000 towards approval in the U.S. and other countries, an additional component of our strategy is to discover, develop and potentially commercialize a portfolio of compounds to treat orphan diseases and potentially, non-orphan diseases. Identifying new compounds requires substantial technical, financial and human resources, whether any other compounds are ultimately identified. We may not be able to identify new molecules with the potential for clinical development and ultimate approval. Even if we identify new compounds that initially show promise, we may fail to successfully develop and commercialize such new compounds for many reasons, including the following:

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

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize CC8464, CT2000 and CT3000.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any compound that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render CC8464, CT2000 and CT3000 uneconomical or obsolete, and we may not be successful in marketing CC8464, CT2000 and CT3000 against competitors.

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

Risks Related to Manufacturing

Delays in obtaining regulatory approvals of the process and facilities needed to manufacture CC8464, CT2000, CT3000 or any of our other compounds or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts.

Before we can begin to commercially manufacture CC8464, CT2000, CT3000 or any of our other compounds, whether in a third-party facility or in our own facility, if established, we must pass a pre-approval inspection of our manufacturing facility by the FDA. A manufacturing authorization must also be obtained from the appropriate regulatory authorities. The timeframe required for us to obtain such approvals is uncertain. To obtain approval, we will need to ensure that all our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any compound that we may develop.

In addition, the manufacturing process used to produce our existing compounds is complex, novel and has not been validated for commercial use. To produce enough quantities of our existing compounds for future clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process. We employ multiple steps to control our manufacturing process to assure that the process works and that CC8464, CT2000 and CT3000 are made strictly and consistently in compliance with the process. Problems with, or deviations from, the manufacturing process, even if minor, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.

Given the nature of sterile product manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce CC8464, CT2000 and CT3000 on schedule and could, therefore, harm our results of operations and cause reputational damage.

Some of the raw materials required in our manufacturing process may be derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of CC8464, CT2000 and CT3000 could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Risks Related to Commercialization of Our Compounds

If we are unable to expand our market development capabilities or enter into agreements with third parties to market and sell our compounds, we may be unable to generate any revenue.

We currently do not have a market development organization. To successfully commercialize CC8464, CT2000 and CT3000, if approved, we will need to expand our capabilities to promote market access and build awareness. To successfully commercialize any other products that may result from our development programs, we will need to further expand our market development organization, either on our own or with a third party. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaboration agreements regarding any of our compounds with third parties to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our compounds. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

If the market opportunities for CC8464, CT2000, CT3000 or our future compounds are smaller than we believe they are, our revenues may be adversely impacted, and our business may suffer.

We are currently focusing our research and product development efforts on CC8464 for the management of EM and iSFN, CT2000 for acute and chronic eye pain, CT3000 for post-surgical pain and, potentially, other fields of neuropathic pain. Our understanding of both the number of people who have EM or iSFN, as well as the subset of people with either disease who have the potential to benefit from treatment with CC8464, are based on estimates in published literature. Similarly, our understanding of the number of people who could benefit from treatment with CT2000 and CT3000, are based on estimates in published literature. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected or these patients may not be otherwise amenable to treatment with CC8464, CT2000 and CT3000 or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive CC8464, CT2000 and CT3000 less than the potentially addressable market. These include the increased use of currently available medication for mild cases as physicians gain a better understanding diagnosis and treatment of EM and iSFN, the discovery of novel medications for EM and iSFN and the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets.

Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for CC8464, CT2000 and CT3000, if approved, or any of our other future compounds that may be approved in the future, which would adversely affect our revenue and results of operations.

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

Beyond the development and commercialization of CC8464, CT2000 and CT3000, the future success of our business depends upon our ability to identify, develop and commercialize compounds based on the platform technology. CC8464, along with CT2000 and CT3000, which were derived from CC8464, was discovered in our labs using our technologies. Research programs to identify new compounds will require to invest substantial technical, financial and human resources. We may fail to identify other potential compounds for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential compounds or our potential compounds may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

If we obtain FDA approvals for CC8464, CT2000 and CT3000 and begin commercializing them in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business as well as other jurisdictions. The laws that will affect our operations include, but are not limited to:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of health and safety concerns, as well as the recent inflation in the United States, foreign and domestic government sanctions imposed on Russia as a result of its invasion of Ukraine, war or other military conflict, terrorist activities, and other disruptions to global supply chains. Each of these events has caused or may continue to result in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, whether due to inflationary pressures or otherwise, could result in a variety of risks to our business, including weakened demand for our compounds and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain adequate U.S. and foreign patent protection for our compounds, including CC8464, CT2000 and CT3000, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize CC8464, CT2000, CT3000 and any of our other current or future compounds may be adversely affected.

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to CC8464, CT2000 and CT3000, additional new compounds in our product pipeline, and our institutional knowledge. The patent prosecution process is expensive, time- consuming and complex. In particular, we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner.

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

We have pending patent applications for both of CT2000 and CT3000 and there is no guarantee that any of these applications become patents in the United States or any other jurisdiction.

We may not be able to protect our intellectual property or enforce our intellectual property rights adequately throughout the world.

Filing and prosecuting patent applications on CC8464, CT2000, CT3000 and future new compounds, current and future innovations related to our technology, and our institutional knowledge in all countries throughout the world would be prohibitively expensive, and intellectual property protections available in some countries outside the United States, and the enforceability thereof, may differ in scope from those in the United States. Thus, in some cases, we will not seek to obtain patent protection for certain technologies in some jurisdictions outside the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from utilizing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our compounds, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell CC8464, CT2000, CT3000 and future new compounds, and to freely use our proprietary technologies (e.g., without infringing the intellectual property rights of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of pain management and opioid sparing technology. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before and after issuance, there may be issued patents and patent applications now pending which may later result in issued patents that third-party asserts are infringed by the manufacture, use, sale, or importation of our products. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect.

Third parties may initiate legal or administrative proceedings attacking the validity of our patents protecting CC8464, CT2000, CT3000 and future compounds the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to CC8464, CT2000, CT3000 or any future compounds, or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before the USPTO. For example, a third party may bring an inter partes review challenging our patents and any future patent that may be granted to us. Such proceedings often are used as a tactic by defendants in a patent litigation suit to threaten a patentee’s patents, both asserted in the litigation and unasserted. Thus, a competitor, either in response to litigation initiated by us or in the ordinary course, may threaten the validity, enforceability, and breadth of our patents which could have a negative impact on our business and render our patents or other intellectual property rights ineffective or insufficient to prevent competition.

Instituting and defending against patent and other types of intellectual property litigation and administrative proceedings could cause us to spend substantial resources, distract our personnel from their normal responsibilities, and have uncertain outcomes.

Patent and other types of intellectual property litigation and administrative proceedings can involve complex factual and legal questions, and their outcomes are uncertain. A finding of infringement could prevent us from manufacturing and commercializing our technologies, including CC8464, CT2000 and CT3000, or force us to cease some or all our business operations. If we are found or believe there is a risk that we may be found, to infringe a third party’s valid and enforceable intellectual property rights, we could be required (or may choose) to obtain a license from such a third party to continue developing, manufacturing and marketing our technologies. However, we may not be able to obtain any required license on commercially reasonable terms, if at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and further, it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technologies, including CC8464, CT2000 and CT3000. We also could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

Moreover, the patent positions of companies engaged in the development and commercialization of pharmaceuticals are particularly uncertain. We cannot assure you that our efforts to seek patent protection for CC8464, CT2000, CT3000 and future new compounds will not be negatively impacted by the future court decisions or changes in guidance or procedures issued by the USPTO. These decisions, and any guidance issued by the USPTO (or changes thereto), could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property rights in the future.

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

Our Common Stock is currently listed on The NYSE American LLC (“NYSE American)”. NYSE American may delist our Common Stock from trading, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation authorizes the issuance of up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control of the Company. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company.

Our Series C Convertible Redeemable Preferred Stock, par value of $0.0001 per share (“Series C Preferred Stock”)currently ranks (i) senior to the Common Stock and any class or series of capital stock of the Company created specifically ranking by its terms junior to the Series C Preferred Stock; and (ii) junior to any class or series of capital stock of the Company created after the creation of the Series C Preferred Stock specifically ranking by its terms senior to any Series C Preferred Stock, in each case, with respect to payment of dividends and distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily. For further information regarding our shares of Series C Preferred Stock, please refer to the Certificate of Designations of Series C Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on November 8, 2024 filed as an exhibit to, and the disclosure contained in, our Post-Effective Amendment No. 1 on Form S-1 filed with the SEC on November 22, 2024.

Our articles of incorporation designate the Second Judicial District Court, in and for the State of Nevada, located in Washoe County, Nevada, as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our articles of incorporation require that, to the fullest extent permitted by law, and unless we otherwise consent in writing to the selection of an alternative forum, the Second Judicial District Court, in and for the State of Nevada, located in Washoe County, Nevada, (or if the Second Judicial District Court does not have jurisdiction, any other state district court located in the State of Nevada, and if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada), will be the exclusive forum for each of the following:

●	any derivative action, suit or proceeding brought on behalf of the Company,

●	any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder of the Company to the Company or to the Company’s stockholders, or

●	any action, suit or proceeding arising pursuant to any provision of the Nevada Revised Statutes (“NRS”) Chapter 78 of the State of Nevada, as amended or our bylaws or our articles of incorporation (as either may be amended and/or restated from time to time)

The exclusive forum provision provides federal courts located in the State of Nevada as the forum for suits brought to enforce any duty or liability for which Section 27 of the Exchange Act establishes exclusive jurisdiction with the federal courts, or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision will benefit the Company by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

We intend to file one or more registration statements on Form S-8 under the Securities Act to register the shares of Common Stock to be issued under Channel Therapeutics Corporation 2023 Equity Incentive Plan, as amended (the “2023 Plan”) and, as a result, all shares of Common Stock acquired under our plans will also be freely tradable under the Securities Act, subject to the terms of any lock-up agreements, unless purchased by our affiliates. In addition, 1,944,444 shares of our Common Stock will be reserved for future issuances under the equity incentive plan that we have adopted.

In connection with the Bridge Financings (defined below), we were required to file a registration statement within 180 calendar days after the consummation of the IPO, providing for the resale of Common Stock, which includes 549 Bonus Shares (as defined below), received by holders of the senior secured convertible notes upon conversion of such notes. As of March 26, 2025, the Company has not filed a registration statement in connection with the Bridge Financings, and the investors that participated in the Bridge Financings have not objected to the fact that the Company has not filed such registration statement nor have they requested the payment of partial liquidated damages pursuant to the terms of the Bridge Documents.

In connection with the CEF Purchase Agreement, we filed a registration statement, providing for the resale of the shares of Common Stock issuable pursuant to the CEF Purchase Agreement. In the future, we may issue additional shares of Common Stock or other equity or debt securities convertible into Common Stock in connection with draw-downs under the CEF Purchase Agreement, a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our securities to decline.

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

We have broad discretion in the use of our cash and may not use them effectively.

Our management will have broad discretion in the application of our cash and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our Common Stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our Common Stock to decline and delay the development of CC8464, CT2000 and any other new compounds that we may develop. Pending their use, we may invest our cash in a manner that does not produce income or that loses value.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies, CC8464, CT2000 and CT3000.

We may seek additional capital through a combination of draw-downs under the CEF Purchase Agreement, public and private equity offerings, debt financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, CC8464, CT2000 and CT3000 or grant licenses on terms unfavorable to us.

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

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual and current reports with the SEC with respect to our business and operating results. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources.

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

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

Risks Related to our CEF Purchase Agreement

It is not possible to predict the actual number of Purchase Shares we will sell under the CEF Purchase Agreement, or the actual gross proceeds resulting from those sales. We may not have access to the full amount available under the CEF Purchase Agreement with Tikkun.

On July 26, 2024, we entered into the CEF Purchase Agreement (the “CEF Purchase Agreement”) with Tikkun Capital LLC (“Tikkun”), pursuant to which Tikkun committed to purchase up to $30.0 million in shares of our Common Stock, subject to certain limitations and conditions set forth in the CEF Purchase Agreement.

The shares of Common Stock that may be issued under the CEF Purchase Agreement (the “Purchase Shares”) may be sold by us to Tikkun at our discretion from time to time until July 26, 2026, commencing after the satisfaction of certain conditions set forth in the CEF Purchase Agreement, including a registration statement covering the resale of shares of Common Stock that may be issued under the CEF Purchase Agreement is declared effective by the SEC, a final prospectus in connection therewith is filed, and the other conditions set forth in the CEF Purchase Agreement are satisfied. We generally have the right to control the timing and amount of any sales of Purchase Shares to Tikkun under the CEF Purchase Agreement. Sales of Purchase Shares to Tikkun under the CEF Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Tikkun all or a portion of the Purchase Shares that may be available pursuant to the CEF Purchase Agreement.

Because the purchase price per share to be paid by Tikkun for the Purchase Shares that we may elect to sell to Tikkun under the CEF Purchase Agreement will fluctuate based on the market prices of our Common Stock during the applicable volume weighted average price purchase valuation period for each purchase, it is not possible for us to predict the total number of Purchase Shares that we will sell to Tikkun under the CEF Purchase Agreement, the purchase price per share that Tikkun will pay for shares purchased from us under the CEF Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Tikkun under the CEF Purchase Agreement.

Although the CEF Purchase Agreement provides that we may sell up to an aggregate of $30.0 million of Purchase Shares to Tikkun, only 2,000,000 Purchase Shares are being registered for resale by Tikkun under the registration statement on Form S-1 filed with the SEC on July 29, 2024, which we may elect to sell to Tikkun, in our sole discretion, from time to time from and after the Commencement Date under the CEF Purchase Agreement.

If after the Commencement Date, we elect to sell to Tikkun all of the 2,000,000 Purchase Shares being registered for resale under the prospectus in the registration statement on Form S-1 filed with the SEC on July 29, 2024, that are available for sale by us to Tikkun in purchases under the CEF Purchase Agreement, depending on the market prices of our Common Stock during the applicable volume weighted average price purchase valuation period for each purchase made pursuant to the CEF Purchase Agreement, the actual gross proceeds from the sale of all such shares may be substantially less than the $30.0 million (the “Total Commitment”) available to us under the CEF Purchase Agreement, which could materially adversely affect our liquidity.

If it becomes necessary for us to issue and sell to Tikkun under the CEF Purchase Agreement more than 2,000,000 Purchase Shares being registered for resale under the registration statement on Form S-1 filed with the SEC on July 29, 2024 in order to receive aggregate gross proceeds equal to the Total Commitment of an aggregate of $30.0 million under the CEF Purchase Agreement, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tikkun of any such additional Purchase Shares we wish to sell from time to time under the CEF Purchase Agreement, which the SEC must declare effective. Tikkun will not be required to purchase any Purchase Shares if such sale would result in Tikkun and its affiliates’ beneficial ownership exceeding than 4.99% of the outstanding shares of the Common Stock (the “Beneficial Ownership Limit”).

Any issuance and sale by us under the CEF Purchase Agreement of a substantial amount of Purchase Shares could cause additional substantial dilution to our stockholders. The number of Purchase Shares ultimately offered for resale by Tikkun is dependent upon the number of Purchase Shares we ultimately sell to Tikkun under the CEF Purchase Agreement.

Our inability to access a portion or the full amount available under the CEF Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

Sales of a substantial number of our Common Stock in the public market by our existing stockholders could cause the price of our shares of our Common Stock to fall.

Tikkun may resell up to 2,000,000 Purchase Shares, from time to time during the term of the CEF Purchase Agreement. If all of the 2,000,000 Purchase Shares were issued and outstanding as of the date hereof (without taking into account the Exchange Cap limitation), such shares would represent approximately 24.7% of the total number of outstanding shares of our Common Stock and approximately 26.9% of the total number of outstanding shares of our Common Stock held by non-affiliates of our Company, in each case as of March 7, 2025.

Sales of a substantial number of our shares of our Common Stock in the public market by Tikkun and/or by our other existing stockholders, or the perception that those sales might occur, could depress the market price of shares of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

Investors who buy shares of our Common Stock at different times will likely pay different prices.

Pursuant to the CEF Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of Purchase Shares sold to Tikkun. If and when we do elect to sell Purchase Shares to Tikkun under the CEF Purchase Agreement, after Tikkun has acquired such shares, Tikkun may resell all or a portion of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares of our Common Stock from Tikkun at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Tikkun as a result of future sales made by us to Tikkun at prices lower than the prices such investors paid for their shares.

We may require additional financing to sustain our operations and, without it, we will not be able to continue operations.

The extent to which we rely on Tikkun as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Tikkun were to prove unavailable or prohibitively dilutive, we may need to secure another source of funding in order to satisfy our working capital needs. Even if we were to sell to Tikkun all of the shares of our Common Stock available for sale to Tikkun under the CEF Purchase Agreement, we will still need additional capital to fully implement our business plan. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

On July 24, 2024, we entered into a securities purchase agreement with an accredited investor (the “July Holder”), pursuant to which the Company issued to the July Holder a senior unsecured convertible note (the “July Note”) in the aggregate principal amount of $750,000, which is convertible into shares of the Company’s common stock. If we were to default on the July Note and such default is not waived, the July Note shall bear interest at a rate of 12% per annum, and the Holder may require us to redeem all or any portion of the July Note. The July Note also imposes certain restrictions on us and our subsidiaries. These restrictions limit us and our subsidiaries’ ability, among other things, to incur or guarantee certain additional indebtedness, engage in transactions with affiliates, sell certain assets, and create liens, and they place restrictions on the ability of us to make dividends and our subsidiaries to pay dividends. If we fail to maintain compliance with the restrictions and covenants under the Securities Purchase Agreement and the July Note, we would be subject to events of default which in turn would materially and adversely affect our business, financial condition, and results of operations and our liquidity.

The terms of the CEF Purchase Agreement limit the amount of shares of Common Stock we may issue to Tikkun, which may have an adverse effect on our liquidity.

The CEF Purchase Agreement includes restrictions on our ability to sell shares of our Common Stock to Tikkun, including, subject to specified limitations, if a sale would cause Tikkun and its affiliates to beneficially own more than the Beneficial Ownership Limit. Accordingly, we cannot guarantee that we will be able to sell all $30.0 million of shares of Common Stock under the CEF Purchase Agreement. If we cannot sell the full amount of the shares that Tikkun has committed to purchase because of these limitations, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

Future sales of substantial amounts of our Common Stock, or the possibility that such sales could occur, could adversely affect the market price of our Common Stock.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock. Investors purchasing shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in previous offerings by us.

Management will have broad discretion as to the use of the proceeds from our sale of Purchase Shares to Tikkun under the CEF Purchase Agreement, and such uses may not improve our financial condition or market value.

Because we have not designated the amount of net proceeds from our sale to Tikkun of Purchase Shares to be used for any particular purpose, our management will have broad discretion as to the application of such net proceeds. Our management may use the net proceeds for corporate purposes that may not improve our financial condition or advance our business objectives.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We are an R&D stage pharmaceutical company, with no commercial operations or revenue streams. Since our IPO, our sole business activity has been ongoing research into our drug therapies. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted a formal cybersecurity risk management program or process for assessing cybersecurity risk currently. We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As our Company grows, we plan to develop a more robust and detailed strategy for cybersecurity in alignment with nationally accepted standards. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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

Demand Letter from Mr. Kopfli’s Attorney

On February 14, 2024, our board of directors received a demand letter from an attorney representing Chromocell Holdings and our former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause” as disclosed elsewhere in this Report. Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of December 31, 2024, the Company had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. However, the Company believed the assertions made by Mr. Kopfli were without merit and commenced the New York Action against Mr. Kopfli and Chromocell Holdings, asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings. The Company also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from the Company. The Company sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims and ordered an assessment of damages against Mr. Kopfli and Chromocell Holdings (to be held at a date to be determined). As of December 31, 2024, the Company has removed the accrual of $363,091 in compensation expenses and recorded a gain on default judgement in the same amount.

Parexel Claim

On July 31, 2024, the Company received a demand letter from an attorney representing Parexel.  The letter, which was addressed to both the Company and Chromocell Holdings, purports to be a notice of default of the Promissory Note and seeks the payment of allegedly unpaid principal in the amount of $682,551.49 plus interest exceeding $177,000.  The Company denies that it is liable for any of the amounts sought by Parexel; the Company is not a party to the Promissory Note and does not believe it is liable for any amounts allegedly due thereunder. The Company intends to defend itself vigorously in the matter.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on NYSE American under the symbol “CHRO.”

Holders of our Common Stock

As of March 7, 2025, there were approximately 16 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On June 12, 2024, the Company agreed to issue up to an aggregate of 140,000 shares of Common Stock to a vendor in considerations for the services provided by the vendor to the Company, with 51,187 shares issued between June 1, 2024 and December 31, 2024

On August 12, 2024, the Company agreed to issue 10,000 shares of Common Stock to a vendor in exchange for outstanding invoices related to services provided by the vendor to the Company.

On October 22, 2024, the Company agreed to issue up to an aggregate of 76,667 shares of Common Stock to three vendors in considerations for the services provided by the vendor to the Company.

Also on October 22, 2024, the Company granted a different vendor options to purchase up to an aggregate of 50,000 shares of Common Stock at a grant price of $0.73 per share.

On November 18, 2024, the Company agreed to issue up to 25,000 shares of Common Stock to a vendor in considerations for the services provided by the vendor to the Company.

Between September 1, 2024 and December 31, 2024, we issued and sold an aggregate of 155,953 shares of Common Stock to Tikkun pursuant to the CEF Purchase Agreement at an average price per share of $0.70, resulting in aggregate gross proceeds to the Company of $108,552.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock Repurchase Plan

On August 5, 2024, the board of directors authorized a stock repurchase plan (the “Repurchase Plan”) pursuant to which up to $250,000 of the Company’s Common Stock may be repurchased prior to December 31, 2024, unless completed sooner or otherwise extended. During the year ended December 31, 2024, the Company repurchased 86,196 shares of Common Stock. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We established the Repurchase Plan on the premise that the value of the Company’s programs and prospects were not reflected in the trading price of the Company’s Common Stock on the NYSE American and in an effort to maintain a minimum price relative to NYSE American’s listing standards. Further, the Company endeavored to balance the repurchase of what the Company felt was undervalued stock and the Company’s available cash, as a result of which, the timing and actual number of shares repurchased have depended and will continue to depend on a variety of factors including trading price of the Company’s Common Stock on the NYSE American, the Company’s financial performance, corporate and regulatory requirements and other market conditions.

Repurchase Plan Amendment

On October 22, 2024, the board of directors authorized an amendment (the “Plan Amendment”) to the Repurchase Plan to increase the total value of shares of Common Stock available for repurchase by the Company under the Repurchase Plan by an additional $500,000, to $750,000. In addition, the Plan Amendment extended the termination date of the Repurchase Plan from December 31, 2024 to June 30, 2025, prior to which Common Stock may be repurchased, unless completed sooner or otherwise extended.

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have formally launched three programs developing pain treatment therapeutics, all of which are based on the same proprietary molecule, as follows:

Eye Pain: Based on a novel formulation of CC8464, our Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. We intend to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. We have developed topical ophthalmic formulations and are pursuing trial plans as set forth below.

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

As NaV1.7 channels are present on the cornea and is a viable biological target for treating eye pain, we believe that we have a sound scientific basis for our ability to treat a multitude of eye pain indications. We have successfully developed an eye drop formulation and have determined that the eye drops are well tolerated by animals. We have completed animal efficacy studies and are in the process of running toxicology studies on animals. We expect to announce the efficacy and toxicology results by April 2025.

Following the animal studies, if successful, we intend to move into POC studies in humans. We plan to conduct the POC study in Australia to avail ourselves of a 43.5% tax credit for clinical expenses incurred in Australia and, on January 9, 2023, established an Australian subsidiary through which the work will be conducted. We are planning to conduct the  POC in a clinic in Brisbane, Australia and are in the process of contracting the services to perform such trial.

Depot Program: Based on several novel formulations of CC8464, the Company’s most recently launched program, titled CT3000, is for the potential treatment of post operative pain with the use of nerve blocks.  Examples would include knee surgery or shoulder surgery. Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery. Doctors often want patients to move soon after surgery to avoid complications such as blood clots. A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement like other local anesthetics.

The Company has successfully developed a number of formulations and in December 2024, announced that it achieved its endpoints in two pre-clinical in vivo models of the Company’s nerve block formulations for acute pain, showing material improvement over the existing standard of care, bupivacaine, in both efficacy and duration.

The Company performed a thermal hyperalgesia test in rodents with a placebo arm, bupivacaine arm and four arms of the main formulations of the Company’s molecule. The Company also performed a mechanical allodynia test in rodents with the same arms as above. For both models, the drugs were administered as a sciatic nerve block. All four Company formulations showed a depot effect in excess of four days, an improvement over bupivacaine, the current standard of care.

The results of the thermal hyperalgesia results are shown in the chart below. After thirty minutes, three of the four formulations showed materially better efficacy than bupivacaine, with each of the three being statistically superior to placebo for more than two days longer than bupivacaine. One of the formulations remained statistically superior to placebo for more than four days. Further, as NaV1.7 does not have an impact on mobility, this approach may offer a better option for post-surgical physical therapy as current nerve block therapies cause temporary paralysis in the affected area.

Similarly for the mechanical allodynia test results, three of the four formulations showed statistically better efficacy for a longer duration of time than bupivacaine. The mechanical allodynia test is shorter in duration, reflecting the subject’s innate swift recovery rate to surgical incisions. Nonetheless, the results mirrored the successful results set forth with the thermal hyperalgesia test.

The Company will commence toxicology and CMC work in 2025 and expects to commence human POC trial in early 2026.

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

We conducted four Phase 1 trials with 207 patients. The results showed that CC8464 has a good overall tolerability and demonstrated no liver or renal toxicity, no central nervous system changes and no cardiovascular findings but may cause skin rashes in certain patients. The occurrence of skin rashes is not uncommon with the class of molecules to which CC8464 belongs and the rashes were successfully treated in all cases with topical steroids and/or topical antihistamines (with the exception of one patient requiring systemic steroids).

As a result of the potential for skin rashes, following discussions with the FDA, we will conduct a slow dose escalation study to further evaluate the incidence of rashes. By titrating the dose over several weeks, we anticipate that we will reduce or eliminate this side effect. We expect that the slow dose escalation study will also help determine the need for dose escalation in the final treatment regime. Even though the FDA has in the past approved drugs that listed rashes as a potential side effect, we do not know if CC8464 will be approved by the FDA (or any foreign authority).

When the dose escalation trial is funded, we will enroll approximately 20 healthy volunteers who will receive CC8464 over a period of several weeks, with the dose escalation study expected to take approximately 9-12 months in total. We anticipate that the slower dose escalation will decrease the likelihood of drug-related skin reactions. The primary endpoint of the dose escalation trail will be safety and tolerability of the slower dose titration; however, we will also be measuring blood concentrations of CC8464, which will allow us to better understand the pharmacokinetics of CC8464. Even if it is ultimately determined that we will need an escalation period for chronic pain treatment therapy, which patients could well take for the remainder of their lives, we do not believe the dose escalation approach will be consequential.

We plan to conduct the dose escalation trial in Australia to avail ourselves of the tax credit set forth above, utilizing our Australian subsidiary through which the work will be conducted. The location of the POC has not been determined at this time, with availability of facilities and patient population, costs, tax credits, centers of excellence in the respective fields (EM or iSFN) are all factors in the ultimate determination of the location.

In parallel with the dose escalation study, we expect to run a pilot efficacy study on approximately ten EM patients. In this study, we will induce EM flares, determine baseline pain, and then dose escalate CC8464, after which, we will attempt to induce flares. The primary endpoint will be the amount of pain experienced, and the secondary endpoint is a determination if CC8464 reduces the frequency of EM flares.

We are currently working on the development of the Phase 2a POC plan and expect to launch the Phase 2a POC study following the dose escalation study and EM pilot study, to assess the potential efficacy of CC8464 in iSFN patients. Both of iSFN and EM are orphan indications for which we plan to apply for orphan drug designations. The orphan indication may decrease the scope of the ultimate development program that is necessary for approval and is associated with a marketing exclusivity period from the FDA along with some tax advantages.

Though the Phase 2a POC study design has not yet been completed, the study will take approximately twelve months after it is initiated. The primary endpoint will be the amount of pain experienced from iSFN with secondary endpoints including other measurements like pain relief and neuropathy scores. The final design may change based on feedback from regulatory authorities or information learned during the dose escalation trial.

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

We may further expand our pipeline with other internal or external compounds in the future, but all other internally discovered compounds are pre-clinical.

Benuvia Spray Formulations: In addition to our NaV1.7 programs set forth above, on December 23, 2023, we entered into an exclusive licensing agreement (the “Benuvia License Agreement”) with Benuvia for a sublingual formulation of a Diclofenac spray for the treatment of acute pain, a Rizatriptan intranasal spray formulation and an Ondansetron sublingual spray formulation (collectively, the “Spray Formulations”). The Spray Formulations diversify our pipeline of non-opioid pain treatment therapies, while adding therapeutic options for related conditions. The sublingual formulation of a Diclofenac spray for the treatment of acute pain (the “Diclofenac Spray Formulation”) is patented and has started clinical development in human volunteers. Preliminary pharmacokinetics suggest that this formulation may have a faster onset of action than oral Diclofenac tablets. Diclofenac is an NSAID that is also marketed under additional brand names including Voltaren and Cataflam in its pill form. A single Phase 1 trial of the Diclofenac Spray Formulation was completed in 24 healthy volunteers wherein a single dose of 50mg diclofenac-potassium was compared to 25 mg of Diclofenac Spray Formulation. In this trial, the blood plasma concentrations of Diclofenac rose more quickly with the Diclofenac Spray Formulation than with the diclofenac administered orally by approximately 15 minutes. This suggests that the Diclofenac Spray Formulation may have a faster onset of analgesia; however, additional trials may be needed to confirm this effect. Additionally, the initial pharmacokinetic study demonstrated that a 25mg dose of Diclofenac Spray Formulation resulted in lower systemic exposure to Diclofenac than the oral dose of 50mg diclofenac-potassium which means that an additional Phase I pharmacokinetic study exploring additional higher doses of the sublingual diclofenac spray will likely be necessary to determine the appropriate dose.

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

We currently do not have strategy and development plans for the Spray Formulations licensed from Benuvia.

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

In connection with the completion of the IPO: (A) we effected the 9-for-1 reverse stock split effective February 15, 2024 (the “Reverse Stock Split”) of our shares of Common Stock, (B) all 600,000 issued and outstanding shares of our Series A Preferred Stock automatically converted into 499,429 shares of Common Stock, (C) $389,757 and accrued interest of approximately $28,336 as of February 21, 2024 outstanding under our senior secured convertible notes issued in a bridge financing in April 2023 for an aggregate principal amount of $393,808 (the “April Bridge Financing”) after giving effect to the Representative Affiliate Transactions (as defined below), automatically converted into approximately 87,109 shares of Common Stock, (D) $197,421 and accrued interest of $8,169 as of February 21, 2024 outstanding under our senior secured convertible notes issued in a bridge financing in September 2023 for an aggregate principal amount of $198,128 (the “September Bridge Financing” and together with the April Bridge Financing, the “Bridge Financings”) after giving effect to the Representative Affiliate Transactions, automatically converted into approximately 43,385 shares of Common Stock, which includes an additional 549 shares of Common Stock issuable as consideration for the September Bridge Financing (the “Bonus Shares”), (E) we issued 37,500 shares of Common Stock to an investor as consideration for its previous agreement to provide funding that is no longer necessary in connection with the IPO, (F) we effected the Representative Affiliate Transactions, (G) we effected the transactions contemplated by the Holdings Side Letter, and issued an aggregate of 2,600 shares of Series C Preferred Stock to Chromocell Holdings pursuant thereto, and (H) we issued (i) 93,823 shares to a lender holding a note payable for $450,000 (the “Investor Note”) and (ii) 29,167 shares to one of our directors holding the promissory note in the aggregate principal amount of $175,000 (the “Director Note”) in full satisfaction of our obligations thereunder (in the case of (A) through (D) and (H) above, based on the IPO price of $6.00 per share of Common Stock). We refer to these actions as the “IPO Transactions.”

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

The affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the annual meeting of stockholders held on October 22, 2024 approved a reincorporation merger of the Company in the State of Nevada with and into Channel Therapeutics Corporation, a wholly-owned subsidiary of the Company, with Channel Therapeutics Corporation remaining as the surviving corporation immediately following the reincorporation merger (the “Reincorporation Merger”). The Reincorporation Merger occurred on November 18, 2024.

On December 18, 2024, 747,187 shares of Common Stock and 2,600 shares of Series C Preferred Stock held by Chromocell Holdings were transferred by the Company to Alexandra Wood (Canada) Inc. (“AWI”) in satisfaction of a default judgement against Chromocell Holdings regarding the default by Chromocell Holdings of a secured promissory note by order of the Supreme Court of the State of New York, County of New York on November 25, 2024 in the matter Alexandra Wood (Canada) Inc v. Chromocell Corp., Index No. 651735/2024. AWI subsequently transferred 173,000 shares of Chromocell Holding’s shares of Common Stock that it received such that AWI now owns 574,187 shares of the Common Stock originally issued to Chromocell Holdings in connection with the Contribution Agreement.

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

While we currently do not have strategy and development plans for the Spray Formulations licensed from Benuvia, beginning in the first quarter of 2025, we plan to develop clinical programs for each of the Spray Formulations, determine the labelling strategy that would be obtained from completion of these programs and discuss with the FDA the requirements for bringing each of the Spray Formulations to market. We anticipate bringing the Spray Formulations to market through the FDA 505(b)(2) regulatory pathway for new drug applications; however, the exact details will require further consultation with the FDA.

Going Concern

For the years ended December 31, 2024 and 2023, we had a net loss of approximately $8.0 million and approximately $7.4 million, respectively, and will require additional capital in order to operate in the normal course of business and fund clinical studies. The IPO closed on February 21, 2024, from which, the Company received net proceeds from the IPO of approximately $5.7 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company (excluding any exercise of the warrants issued to A.G.P./Alliance Global Partners (the “Representative”) or its designees, in connection with the IPO).

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these consolidated financial statements. While the Company will continue to invest in its business and the development of CC8464, CT2000 and CT 3000, and potentially other molecules, it is unlikely that the Company will generate product or licensing revenue during the next twelve months. During the period, the Company completed its initial public offering, raising $5.7 million, after deducting the underwriting discounts and commissions and offering expenses, and the Company may need to raise additional funds through either strategic partnerships or the capital markets. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31, 2024 and 2023
	2024	2023	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$4,110,045	$2,738,948	$1,371,097	50%
Research and development	1,179,436	2,579,418	(1,399,982)	(54)%
Professional fees	2,281,968	1,543,918	738,050	48%
Total operating expenses	7,571,449	6,862,284	709,165	10%
Loss from operations	(7,571,449)	(6,862,284)	(709,165)	10%
Other expense	(383,889)	(518,509)	134,620	(26)%
Net loss before provision for income taxes	(7,955,338)	(7,380,793)	(574,545)	8%
Provision for income taxes	—	—	—	NA
Net loss	$(7,955,338)	(7,380,793)	(574,545)	8%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the years ended December 31, 2024 and 2023 of $4,110,045 and $2,738,948, respectively. For the year ended December 31, 2024, compared to the same period in 2023, this represented an increase of $1,371,097, or 50%, primarily as a result of increases of $495,688 in compensation expenses, an increase of $212,956 marketing expenses, an increase of $367,723 in D&O insurance, an increase of $259,535 in IPO fees, and an increase of $137,582 in board expenses.

Research and Development Expenses

We incurred research and development expenses for the years ended December 31, 2024 and 2023 of $1,179,436, and $2,579,418, respectively. For the year ended December 31, 2024, compared to the same period in 2023, this represented a decrease of $1,399,982, or 54%, with the details set forth in the table below:

	Years Ended December 31, 2024 and 2023
	2024	2023	$ Change	% Change

Consultant	$286,680	$68,900	$217,780	316%
Lab Gas	1,818	—	1,818	NA
Lab Cell Storage	88,662	48,572	40,090	83%
Chemistry Manufacturing and Controls (“CMC”)	642,304	—	642,304	NA
IP Services	159,972	2,461,946	(2,301,974)	(94)%
Total	$1,179,436	$2,579,418	$(1,399,982)	(54)%

The Company incurred less research and development expenses for the year ended December 31, 2024, as compared to the corresponding period in 2023 primarily as a result of a decrease in IP services of $2,301,974.

Professional Fees

We incurred professional expenses for the years ended December 31, 2024 and 2023 of $2,281,968 and $1,543,918, respectively. For the year ended December 31, 2024, compared to the same period in 2023, this represented an increase of $738,050, or 48%, as a result of higher auditing and legal expenses associated with the Company operating as a public company since February 2024.

Other (Expense) Income

We incurred other expense for the year ended December 31, 2024 of $383,889 as compared to other expense for the year ended December 31, 2023 of $518,509. For the year ended December 31, 2024, compared to the same period in 2023, this represented a decrease of $134,620 or 26%. The other expense for the years ended December 31, 2024 and 2023 was primarily the result of increased interest expense, net of a gain on default judgement of $363,091. The increase in the interest expense was due to the remaining amortization of the debt discount on the Company’s notes being accelerated upon the conversion of the notes to equity upon consummation of the IPO.

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

Cash totaled $0.5 million and $0.1 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of approximately $21.5 million and $13.5 million, respectively, and had a working capital deficit of approximately $2.7 million and $6.4 million, respectively.

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

On August 5, 2024, our board of directors authorized the Repurchase Plan, pursuant to which up to $250,000 of our Common Stock may be repurchased prior to December 31, 2024, unless completed sooner or otherwise extended. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased will depend on a variety of factors including trading price, the Company’s financial performance, corporate and regulatory requirements and other market conditions. On October 22, 2024, the board of directors authorized an amendment (the “Amendment”) to the Repurchase Plan to increase the total value of shares of Common Stock available for repurchase by the Company under the Repurchase Plan by an additional $500,000, to $750,000.

Future Funding Requirements

Our primary use of cash is to fund clinical development, operating expenses and repay accrued liabilities associated with our IPO and prior operating expenses.

With respect to the Company’s future expected operations expenses, the primary expense drivers will be research and development and management overhead, including costs of being a public company. Of these, research and development is a significant expense which has been utilized for the furtherance of the Company’s CC8464, CT2000 and CT3000 programs. We have based the research and development costs on current clinical and pre-clinical trial parameters and expectations on certain existing tax credits, and there is no certainty that the clinical and pre-clinical trial parameters or tax credits available to the Company will remain as they are, which could lead to changes in our research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect to continue to incur significant and increasing expenses and operating losses in connection with our ongoing research and development activities. As a result, we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

As a result, we will need to raise additional funding through strategic relationships, public or private equity or debt financings, credit facilities, grants or other arrangements or some combination thereof. If such funding is not available or not available on terms acceptable to us, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Years Ended December 31, 2024 and 2023
	2024	2023	$ Change	% Change

Net cash used in operating activities	$(5,792,483)	$(981,031)	$(4,811,452)	490%
Net cash provided by financing activities	6,209,535	1,022,348	5,187,187	507%
Net increase in cash	$417,052	$41,317	$375,735	909%

Net Cash Used in Operating Activities

For the year ended December 31, 2024, we incurred a net loss of $7,955,338, and net cash flows used in operating activities was $5,792,483. The cash flow used in operating activities was primarily due to a net loss of $7,955,338, offset by stock-based compensation expense of $1,799,295, amortization of debt discount of $692,020, a change in account payable and accrued expense of $1,178,573, offset by a change in prepaid expenses of $65,300, a change of $45,786 in due from Chromocell Corporation, and a change in accrued compensation in the amount of $282,856, and deferred offering costs of $750,000.

For the year ended December 31, 2023, we incurred a net loss of $7,380,793, and net cash flows used in operating activities was $981,031. The cash flow used in operating activities was primarily due to a net loss of $7,380,793, offset by stock-based compensation expense of $1,733,233, shares issued for license of $2,225,733, amortization of debt discount of $188,119, a change in account payable and accrued expense of $1,627,005, share issuance cost associated with the extension of the bridge loan in the amount of $201,600 and an increase in accrued compensation in the amount of $424,072.

Net Cash (Used in) Provided by Investing Activities

The Company neither received nor used cash in investing activities during the years ended December 31, 2024 and 2023.

Net Cash Provided by Financing Activities

For the year ended December 31, 2024, net cash flows provided by financing activities were $6,209,535 resulting from net proceeds from common stock issued for cash of $5,972,000, net proceeds from common stock issued for cash under the equity line of credit of $82,620, proceeds from loans of $536,184, partially offset by payment of recission on stock of $91,512, payment of repurchase of common stock under Stock Repurchase Plan of $75,000 and payments on loans of $214,757.

For the year ended December 31, 2023, net cash flows provided by financing activities were $1,022,348 resulting from proceeds from loans of $766,936, with $565,928 of that amount derived from related parties and $255,412 from common stock issued for cash.

Off-Balance Sheet Arrangements

During the year ended December 31, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Estimates

The following discussions are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

See Note 3 – Summary of Significant Accounting Policies to the accompanying consolidated financial statements for a detailed description of our significant accounting policies.

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

Recently Issued and Adopted Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB and do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. Other than below, management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Segment Reporting

The clinical-stage biotech segment focused on developing and commercializing new therapeutics to alleviate pain. Our clinical focus is to selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to prevent the transmission of pain perception to the CNS. Our goal is to develop a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system. This segment is currently pre-revenue.

The accounting policies of the clinical-stage biotech segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker assesses performance for the clinical-stage biotech segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as consolidated net loss.

The measure of segment assets is reported on the balance sheet as total assets.

The chief operating decision maker uses net loss to evaluate spending in deciding how funds should be allocated in preforming the Company’s research and development. Net loss is used to monitor budget versus actual results.

The Company has one reportable segment: clinical-stage biotech. This segment performs research and development for biotech products. Since the Company only has one segment, the segment information is the same as the consolidated financials.

The Company’s chief operating decision maker includes the chief executive officer, with such individual also holding the position of chief financial officer.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, notes to the consolidated financial statements, and the reports of the Company’s independent registered accountants required to be filed in response to this Item 8 begin on page F-1 of this Report.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our current executive officers and directors:

Name	Age	Position
Executive Officers
Francis Knuettel II	58	Chief Executive Officer and President, Chief Financial Officer, Treasurer and Secretary
Eric Lang	63	Chief Medical Officer
Directors
Todd Davis	64	Director (Chairman of the Board)
Ezra Friedberg	55	Director
Richard Malamut	65	Director
Chia-Lin Simmons	51	Director
Francis Knuettel II	58	Director

Biographic Information

Francis Knuettel II has served as our Chief Executive Officer since July 2023, as our Chief Financial Officer, Treasurer and Secretary since June 2022, as our Chief Executive Officer since March 2024, and has served as a member of our board of directors since August 2024. Prior to that, from December 2020 to April 2022, he served as Chief Executive Officer and director of Unrivaled Brands, a California-based operator of cannabis assets in California and Oregon, where he helped grow revenue from an annualized rate of $10 million to $100 million in six quarters by acquiring three companies in the sector. He also served as Chief Financial Officer of ONE Cannabis Group from June 2019 to January 2021 and held various roles at MJardin Group, including Chief Strategy Officer, from August 2018 to January 2019. Prior to MJardin Group, Mr. Knuettel served as Chief Financial Officer of Aqua Metals in 2018 and held the same position at Marathon Patent Group from 2014 to 2018. During Mr. Knuettel’s career, he has helped raise more than $300 million via venture equity and debt, public equity and debt offerings in the United States and Canada, convertible debt, PIPEs, bridge loans and other instruments. In addition, he has managed more than 15 mergers and acquisition transactions of companies as both buyer and seller and has handled large-scale licensing transactions with fortune 50 companies. Mr. Knuettel is also a board member at Etheros Pharmaceuticals Corp. since 2023. Mr. Knuettel received his BA with honors in Economics from Tufts University and holds an MBA in Finance and Entrepreneurial Management from The Wharton School at the University of Pennsylvania.

Eric Lang has served as our Chief Medical Officer since May 2023. Prior to that, from September 2018 to May 2023, Dr. Lang served at Nevakar Inc, initially as Vice President of Clinical Development and later as its Chief Medical Officer. From January 2018 to September 2018, Dr. Lang served as the Chief Medical Officer at Entera Bio Ltd. (Nasdaq: ENTX). From February 2012 to November 2017, he served at Covance (now Labcorp Drug Development), heading an international team that assisted smaller biotech companies in moving their programs through the various phases of pre-clinical and clinical development. From August 2010 to January 2012, Dr. Lang served at Grunenthal USA, Inc. as their head of clinical development. Prior to that, Dr. Lang led the clinical development team at Javelin Pharmaceuticals, Inc. from October 2008 to August 2010, which was acquired by Hospira (now Pfizer Inc.) in 2010. Dr. Lang worked for Novartis Consumer Health from October 2006 to October 2008 and he began his career with Johnson & Johnson (NYSE: JNJ) where he worked from 1999 to 2006. In addition, Dr. Lang serves on several boards including with Cytogel Pharmaceuticals and the NIH/NINDS EPPIC initiative.  Dr. Lang is an Anesthesiologist and Pain Management Specialist with over 26 years of experience in the pharmaceutical industry. During his pharmaceutical career, he has had both broad-based drug and device development expertise in a variety of therapeutic areas. Dr. Lang has experience in designing development programs from early translational stages through phase III including the successful filing of several recent INDs and NDAs. He has experience with regulatory interactions and negotiations with FDA and various European and Asian Authorities. Dr. Lang received his Doctor of Medicine from Ben-Gurion University of the Negev and completed post graduate training at Emory University in Atlanta, GA.

Todd Davis has served as a member of our board of directors since January 2023. He is the Chief Executive Officer of Ligand Pharmaceuticals Incorporated since December 2022 and is a member of the board of directors since 2007. He is the founder and has served as the managing partner of RoyaltyRx Capital, LLC, a special opportunities investment firm, since 2018. Since November 2019, he has also served as Chairman and CEO of Benuvia Holdings, LLC, a pharmaceutical holding company. From 2006 to 2018, Mr. Davis was a founder and Managing Partner of HealthCare Royalty Partners, a global healthcare investment firm. From 2004 to 2006, Mr. Davis was a partner at Paul Capital Partners, where he co-managed its royalty investments as a member of the Royalty Management Committee. From 2001 to 2004, he served as a partner responsible for biopharmaceutical growth equity investments at Apax Partners. Mr. Davis began his business career in sales at Abbott Laboratories where he held several commercial roles of increasing responsibility. He subsequently held general management, business development, and licensing roles at Elan Pharmaceuticals. Mr. Davis is a navy veteran and received a B.S. from the U.S. Naval Academy and an M.B.A. from the Harvard Business School. He currently serves on the board of directors of Palvella Therapeutics Inc., Virocell Biologics and Ligand Pharmaceuticals Incorporated. He is also a former board member of the Harvard Business School Healthcare Alumni Association. We believe Mr. Davis is qualified to serve on the board of directors because of his extensive experience within the life sciences industry, including as a founder and managing partner of a special opportunities investment firm.

Ezra Friedberg has served on our board of directors since May 2021, bringing over 30 years of investment experience across public and private markets. Since co-founding Multiplier Capital in 2011, a private credit fund specializing in sponsor-backed growth companies, he has acted as General Partner and a member of the fund’s investment committee. A seasoned investor, Mr. Friedberg has a strong focus on the biotechnology sector, including his tenure on the board of Humanigen (Nasdaq: HGEN), a clinical-stage biopharmaceutical company developing monoclonal antibodies. His broader portfolio spans private equity, venture capital, and real estate investments.  In addition to his work with Multiplier Capital, Mr. Friedberg manages diverse investments and businesses through Liberty Peak Capital, Key Recovery Group, and related entities. A graduate of Johns Hopkins University, he is also deeply committed to civic engagement, having founded and actively served on the boards of several community organizations, including a nonprofit mentoring agency. His extensive investment expertise and understanding of our industry were key factors in his selection to our board of directors.

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

Chia-Lin Simmons has served as a member of our board of directors since March 2023. Since June 2021, Ms. Simmons has served as Chief Executive Officer and as a director of LogicMark, Inc. (Nasdaq: LGMK), a company that develops medical alert devices and related technologies. Ms. Simmons served as a member of the governing board of directors for Servco Pacific Inc., a global automotive and consumer goods company with businesses in mobility, automotive distribution and sales, and entertainment and currently serves on its Investment Board. Ms. Simmons serves on the board of New Energy Nexus, an international organization that supports clean energy entrepreneurs with funds, accelerators, and networks. From 2016 to June 2021, Ms. Simmons served as the Chief Executive Officer and co-founder of LookyLoo, Inc., an artificial intelligence social commerce company. From 2014 to 2016, Ms. Simmons served as Head of Global Partner Marketing at Google Play, prior to which, between 2010 and 2014, she served as VP of Marketing & Content for Harman International. Ms. Simmons received her B.A. in Communications, Magna cum Laude, and Phi Beta Kappa, from the University of California, San Diego in 1995. She also received her M.B.A. from Cornell University in 2002, where she was a Park Leadership Fellow, and her J.D. from George Mason University in 2005, and is currently a licensed attorney in the State of New York. She was selected to serve on our board of directors due to her experience serving on the boards of directors of public companies.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None.

Code of Ethics

We have a written code of conduct and ethics that applies to our directors, officers, employees and contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of conduct and ethics is available on our website at www.channeltherapeutics.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above or in a Current Report on Form 8-K that we would file with the SEC.

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2024, all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

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

Board Meetings and Attendance

During the 2024 fiscal year, the board of directors held five (5) board meetings, with all board members in attendance for each, and also conducted other matters by unanimous written consent.

Annual Meeting Attendance

On October 22, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). Set forth below are the five proposals that were voted on at the Annual Meeting and the stockholder votes on each such proposal, as certified by the inspector of elections for the Annual Meeting. These proposals are described in further detail in the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on September 26, 2024 (the “Proxy Statement”).

As of the close of business on September 20, 2024, the record date for the Annual Meeting, 5,766,704 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), were issued, outstanding and entitled to vote. Holders of shares of Common Stock were entitled to one vote per share for each share of Common Stock. Stockholders holding an aggregate of 3,950,312 votes were present at the Annual Meeting, in person or represented by proxy, which number constituted a quorum.

Proposal 1 – The five (5) nominees named in the Proxy Statement were elected at the Annual Meeting to serve as the Company’s directors until the Company’s 2025 Annual Meeting of Stockholders and until each of their respective successors are elected and qualified or until each of their earlier resignation or removal. The final voting results with respect to the election of each such nominee were as follows:

Nominee	For	Withheld
Todd Davis	3,534,258	815
Ezra Friedberg	3,534,258	815
Francis Knuettel II	3,534,258	815
Dr. Richard Malamut	3,534,254	819
Chia-Lin Simmons	3,532,834	2,239

There were 415,239 broker non-votes with respect to each such nominee for the first proposal.

Proposal 2 – The amendment to the Company’s 2023 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder was approved by the Company’s stockholders. The final voting results were as follows:

For	Against	Abstain
3,527,889	4,985	2,199

There were 415,239 broker non-votes with respect to the second proposal.

Proposal 3 – The proposal to waive the limit on the number of shares of Common Stock that may be issued to certain shareholders pursuant to that certain Securities Purchase Agreement, dated July 24, 2024, and that certain Common Stock Purchase Agreement, dated July 26, 2024, as required by NYSE American, was approved by the Company’s stockholders. The final voting results were as follows:

For	Against	Abstain
3,126,104	406,770	2,199

There were 415,239 broker non-votes with respect to the third proposal.

Proposal 4 – The reincorporation of the Company in Nevada and simultaneous name change to “Channel Therapeutics Corporation” was approved by the Company’s stockholders. The final voting results were as follows:

For	Against	Abstain
2,603,047	2,335	929,691

There were 415,239 broker non-votes with respect to the fourth proposal.

Proposal 5 – The appointment of Marcum LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2024 was ratified by the Company’s stockholders. The final voting results were as follows:

For	Against	Abstain
3,941,195	6,918	2,199

Role of our Board of Directors in Risk Oversight

One of the key functions of the board of directors is informed oversight of our risk management process. The board of directors does not anticipate having a standing risk management committee but rather anticipates administering this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has to take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee operates under a charter approved by our board of directors. Copies of each committee’s charter will be posted on the investor relations section of our website at www.channeltherapeutics.com.

Audit Committee

Our audit committee is composed of Ezra Friedberg and Chia-Lin Simmons. Ezra Friedberg is the chairperson of our audit committee. The composition of our audit committee meets the requirements for independence under the current NYSE American listing standards and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Ezra Friedberg is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee is responsible for, among other things:

●	our accounting and financial reporting processes, including our financial statement audits and the integrity of our consolidated financial statements;

●	our compliance with legal and regulatory requirements;

●	reviewing and approving related person transactions;

●	selecting and hiring our registered independent public accounting firm;

●	the qualifications, independence and performance of our independent auditors; and

●	the preparation of the audit committee report to be included in our annual proxy statement.

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

Item 11. Executive Compensation.

Our named executive officers for 2024 were Mr. Francis Knuettel II, our Chief Executive Officer and President, Chief Financial Officer, Treasurer and Secretary, and Dr. Eric Lang, our Chief Medical Officer. Mr. Knuettel was first appointed in June 2022, and Dr. Lang was first appointed in May 2023.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Francis Knuettel II	2024	$424,923		$56,666	$361,833	$—	$—	$843,422
Chief Executive and Chief Financial Officer	2023	$107,500		$—	$199,510	$—	$—	$307,010
Eric Lang(1)	2024	$446,154		$—	$230,318	$—	$—	$676,472
Chief Medical Officer	2023	$166,767		$—	$120,735	$—	$—	$287,502
Christian Kopfli	2024	$—		$—	$—	$—	$—	$—
Former Chief Executive Officer, Former Chief Strategy Officer, and Former Vice Chairman (2)	2023	$11,280	(3)	$—	$149,633	$—	$—	$160,913

(1)	Represents the portion of Dr. Lang’s salary attributable to his services to the Company during the year ended December 31, 2023. Dr. Lang was appointed Chief Medical Officer of the Company, effective May 15, 2023.

(2)	Mr. Kopfli stepped down as Chief Financial Officer with the hiring of Mr. Knuettel, effective June 10, 2022. In addition, in July 2023, Mr. Knuettel assumed the role of Interim Chief Executive Officer and stepped down as Chief Strategy Officer, and Mr. Kopfli was appointed Vice Chairman and Chief Strategy Officer. On December 1, 2023, the Company terminated Mr. Kopfli as Vice Chairman and Chief Strategy Officer.

(3)	Represents the portion of Mr. Kopfli’s salary attributable to his services to the Company during the years ended December 31, 2023.

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

Under the Consultant Agreement, Camden accrued a consulting fee for the period June 6, 2022 through August 31, 2022 of $10,000 per month and effective September 1, 2022, began to accrue a consulting fee of $20,000 per month, payable in cash at the rate of $5,000 per month (a minimum of $1,125 per week), with the remainder accrued. All accrued consulting fees are payable as of the earliest of a sale or liquidation of the Company, the Company’s bankruptcy or three days after Post-registration Approval. The Consultant Agreement provides for the following equity awards to Camden: (i) an option, awarded as of January 10, 2023, to acquire 200,000 shares of our Common Stock, vesting quarterly over 10 quarters and beginning October 1, 2022, with the option having an exercise price equal to the fair market value of our Common Stock on the date of grant and expiring on the 10th anniversary of the date of grant; (ii) an option, awarded as of January 10, 2023, to acquire 25,000 shares of our Common Stock, vesting 100% upon the sooner of the sale of the Company or Post-registration Approval, with the option having an exercise price equal to the fair market value of our Common Stock on the date of grant and expiring on the 10th anniversary of the date of grant; and (iii) a restricted stock unit (“RSU”), awarded as of January 10, 2023, of 150,000 shares of our Common Stock, vesting 100% on the day after the first trading window that opens after Post-registration Approval.

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

On June 23, 2023, we amended and restated the Consultant Agreement by entering into an Amended and Restated Consultant Agreement with Camden whereby the RSU for 16,667 shares of Common Stock was cancelled, and we agreed to grant Camden an option to acquire 27,777 shares of Common Stock within 30 days of the closing of the IPO. As of June 23, 2023, such RSU for 16,667 shares of our Common Stock had not vested, and no expense was recorded on the Company’s consolidated financial statements. In addition, from and after June 1, 2023, the consulting fee will be paid in cash by the Company. No other material changes were made to the Consultant Agreement.

Effective July 19, 2023, the board of directors appointed Francis Knuettel II as Interim Chief Executive Officer and as of March 13, 2024, the board of directors appointed Francis Knuettel II as Chief Executive Officer of the Company, at which time Mr. Knuettel became an employee of the Company. Mr. Knuettel will serve as the Company’s Chief Executive Officer until a successor is duly elected and qualified, unless sooner removed. In addition to his role as Chief Executive Officer of the Company, Mr. Knuettel will continue to serve in his capacity as Chief Financial Officer, Treasurer and Secretary of the Company.

Eric Lang

We are a party to an employment agreement with Eric Lang, effective May 15, 2023. Pursuant to such agreement, Dr. Lang agreed to serve as our Chief Medical Officer, in consideration for an annualized salary of $400,000. The employment agreement provides that Dr. Lang receive an option to acquire 218,000 shares of our Common Stock, vesting quarterly over 12 quarters and beginning August 15, 2023. This option shall have an exercise price equal to the fair market value of our Common Stock on the date of grant and shall expire on the 10th anniversary of the date of grant. The option was awarded as of May 15, 2023. The employment agreement contemplates an annual bonus, as determined by the board of directors. The target bonus is 50% of Dr. Lang’s annualized salary and will be based on achievement of performance goals and objectives determined by our Chief Executive Officer. The Chief Executive Officer may increase the bonus in recognition of performance in excess of the performance objectives. Any bonus will be paid if Dr. Lang remains employed on the date of payment, which will be no later than March 15 of the year following the year to which the bonus relates. In addition, the employment agreement contemplates annual equity bonus. The board of directors may, in its sole discretion, and for so long as Dr. Lang remains an employee, make an annual discretionary bonus award of an option to acquire up to 32,000 additional shares of Common Stock of the Company. Any such option shall vest in equal increments on a quarterly basis, beginning one quarter after the date of grant, with the final vesting date on the third anniversary of the date of grant. The option shall have an exercise price equal to the fair market value of our Common Stock on the date of grant and shall expire on the 10th anniversary of the date of grant.

Pursuant to Dr. Lang’s employment agreement, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason,” he is entitled to receive (i) six months of salary at the same rate existing immediately prior to his termination, (ii) 50% of his annualized salary, prorated from January 1 of the year of termination and through the date of termination, (iii) vesting of all outstanding options with time-based vesting, and (iv) coverage of 18 months of group medical, dental and/or vision benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, if he elects to continue such benefits. “Cause” and “Good Reason” are each defined in the employment agreement.

Finally, Dr. Lang agreed to certain non-solicitation and non-competition provisions for a period of 12 months following termination and to certain confidentiality obligations. Additional terms and conditions are set forth in the employment agreement.

Equity and Equity-Based Plans

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the outstanding equity awards of our named executive officers during the year ended December 31, 2024.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of shares of Common Stock Unvested	Market Value of shares of Common Stock Unvested	Equity Incentive Plan Awards: Number of Unearned Unvested Shares	Equity Incentive Plan Awards: Market or Payout Value of Unearned Unvested Shares

Francis Knuettel II, Chief Executive Officer and Chief Financial Officer	17,778	4,445	—	$22.68	09/30/2032	—	$—	—	$—
Francis Knuettel II, Chief Executive Officer and Chief Financial Officer	2,778	—	—	22.68	1/10/2033	—	—	—	—
Francis Knuettel II, Chief Executive Officer and Chief Financial Officer	27,778	—	—	22.68	5/15/2033	—	—	—	—
Francis Knuettel II, Chief Executive Officer and Chief Financial Officer	81,000	243,000	—	1.30	6/14/2024	—	—	—	—
Eric Lang, Chief Medical Officer	10,093	14,130	—	$22.68	5/15/2033	—	$—	—	$—
Eric Lang, Chief Medical Officer	32,500	97,500	—	1.30	6/14/2034	—	—	—	—

Equity Incentive Plans

The Channel Therapeutics Corporation 2023 Equity Incentive Plan

On January 10, 2023, our board of directors adopted and submitted for stockholder approval the 2023 Plan, which 2023 Plan was later approved by the Company’s stockholders. On February 15, 2023, we amended the 2023 Plan to increase the number of shares available for issuance thereunder to 444,444 and on October 22, 2024, we further amended the 2023 Plan to increase the number of shares available for issuance thereunder to 1,944,444. The following summary of the material features of the 2023 Plan is qualified in its entirety by reference to the complete text of the 2023 Plan, a copy of which is filed with this Report. The 2023 Plan will terminate on January 10, 2033, in accordance with its terms, although, awards outstanding under the 2023 Plan will continue to be governed by their existing terms after the 2023 Plan’s expiration.

Share Reserve. We have reserved 1,944,444 shares of our Common Stock for issuance under the 2023 Plan. Unissued shares of Common Stock subject to awards that fail to settle, vest or be fully exercised prior to expiration or other termination shall again become available for grant under the terms of the 2023 Plan.

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

Director Compensation for Fiscal Year 2024

We have not implemented a formal policy with respect to compensation payable to our non-employee directors. From time to time, we have granted equity awards to attract individuals to join our board of directors and for their continued service thereon. In 2024, independent directors received $14,396 in cash compensation. In addition, in 2024 directors were granted options to purchase 90,000 shares of Common Stock at fair market value as of the date of issuance, expiring ten years from issuance and RSUs representing 356,664 shares of Common Stock. In addition, we reimburse our directors for expenses associated with attending meetings of our board of directors and its committees. Our board of directors is still in the process of considering the non-employee director compensation policy.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Todd Davis	14,396	52,258	299,215	—	20,000	—	385,869
Ezra Friedberg	14,396	26,111	149,608	—	20,000	—	210,115
Richard Malamut	14,396	26,111	149,608	—	20,000	—	210,115
Chia-Lin Simmons	14,396		183,675	—	20,000	—	218,071

(1) Amounts reflect the aggregate grant date fair value of the stock options granted to each named executive officer during the fiscal year ended December 31, 2024 and 2023, as computed in accordance with Financial Accounting Standards Board ASC 718.

Policies and Practices Related to The Grant of Certain Equity Awards

We maintain the 2023 Plan through which we grant equity awards, including stock options and stock appreciation rights, to our named executive officers, other employees, and directors as part of our compensation program. In addition, certain employment agreements with our named executive officers provide for the grant of such equity awards. We do not currently have a formal policy governing the timing of grants of stock options, stock appreciation rights, or similar option-like instruments to named executive officers or directors in relation to the release of material nonpublic information. Equity awards under the 2023 Plan have been granted from time to time, including to directors to encourage their initial or continued service on our board of directors. Our board of directors is evaluating the adoption of a policy concerning the timing of such awards relative to material non-public information disclosures. We have not adopted any practice of timing, and do not time, the release of material non-public information to affect the value of equity awards granted to named executive officers or directors.

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 21, 2025 by (a) each person, or group of affiliated persons, who is known to us to own beneficially 5% or more of our outstanding equity securities; (b) each of our directors; (c) each of our named executive officers; and (d) all of our named executive officers and directors as a group. Except as otherwise indicated in the footnotes below, we believe, based on the information provided to us, that all persons listed below have sole voting power and investment power with respect to their shares of Common Stock or other equity securities that they beneficially own, subject to community property laws where applicable.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock or other equity securities of the Company that such person has the right to acquire within sixty (60) days of March 26, 2025. For purposes of computing the percentage of outstanding shares of our Common Stock or other equity securities of the Company held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 21, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership information shown in the table is based upon 6,103,813 shares of Common Stock issued and outstanding as of March 26, 2025. The inclusion herein of any shares of Common Stock or other equity securities of the Company listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is 4400 Route 9 South, Suite 1000, Freehold, NJ 07728.

Name of and Address of Beneficial Owner(1):	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and executive officers
Francis Knuettel II (2)	285,232	4.6%
Ezra Friedberg (3)	568,084	9.4%
Todd Davis (4)	136,300	2.2%
Richard Malamut (5)	47,365	* %
Chia-Lin Simmons (6)	47,083	* %
Eric Lang (7)	62,880	1.0%
All executive officers and directors as a group (6 persons)	1,145,212	17.9%

5% or greater stockholders:
Alexandra Wood (Canada) Inc. (8)	574,187	9.5%
Boswell Prayer Ltd (9)	471,592	7.8%
Motif Pharmaceuticals Ltd. (10)	483,406	8.0%
Balmoral Financial Group LLC (11)	520,719	8.6%
AME Equities LLC (12)	369,178	6.1%
Aperture Healthcare Ventures Ltd. (13)	444,071	7.4%
Benuvia Operations, LLC (15)	384,226	6.4%

*	Less than 1%

(1)	Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	For Mr. Knuettel, includes 22,223 shares of Common Stock issuable upon the exercise of stock options which are exercisable for shares of Common Stock at a price of $22.68 per share, 2,778 shares of Common Stock issuable upon the exercise of stock options which are exercisable for shares of Common Stock at a price of $22.68 per share, 27,778 shares of Common Stock issuable upon the exercise of stock options which are exercisable for shares of Common Stock at a price of $22.68 per share, 121,500 shares of Common Stock issuable upon the exercise of stock options which are exercisable for shares of Common Stock at a price of $1.30 per share and 110,953 shares held by the Lara Knuettel Revocable Trust. The option for 121,500 shares is owned by Mr. Knuettel directly and all other stock options are held of record by Camden. Mr. Knuettel serves as Managing Member of Camden and co-trustee, with individual dispositive power of the Lara Knuettel Revocable Trust, and accordingly, may be deemed to beneficially own the shares of Common Stock owned directly by Camden and the Lara Knuettel Revocable Trust.

(3)	For Mr. Friedberg, includes 15,000 shares of Common Stock issuable upon the exercise stock options held by Mr. Friedberg, which are exercisable for shares of Common Stock at a price of $22.68 per share, a RSU for 31,934 shares and 520,711 shares of Common Stock owned by Balmoral Financial Group LLC (“Balmoral”). In addition, Mr. Friedberg serves as a manager with individual dispositive power of Balmoral, and accordingly, may be deemed to beneficially own the shares of Common Stock owned directly by Balmoral.

(4)	For Mr. Davis, includes 20,001 shares of Common Stock issuable upon the exercise of stock options held by Mr. Davis, which are exercisable for shares of Common Stock at a price of $22.68 per share, 22,223 shares of Common Stock issuable upon the exercise of stock options held by Mr. Davis, which are exercisable for shares of Common Stock at a price of $22.68 per share, an RSU for 64,039 shares and an additional 29,167 shares of Common Stock issued in a private placement in full satisfaction of the Company’s obligations under the Director Note.

(5)	For Mr. Malamut, includes 15,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Malamut, which are exercisable for shares of Common Stock at a price of $22.68 per share and an RSU for 31,934 shares.

(6)	For Ms. Simmons, includes 13,333 shares of Common Stock issuable upon the exercise of stock options held by Ms. Simmons, which are exercisable for shares of Common Stock at a price of $22.68 per share and 33,750 shares of Common Stock issuable upon the exercise of stock options held by Ms. Simmons, which are exercisable for shares of Common Stock at a price of $1.30.

(7)	For Dr. Lang, includes 14,130 shares of Common Stock issuable upon the exercise of stock options held by Dr. Lang, which are exercisable for shares of Common Stock at a price of $22.68 per share and 48,750 shares of Common Stock issuable upon the exercise of stock options held by Dr. Lang, which are exercisable for shares of Common Stock at a price of $1.30.

(8)	Alexandra Wood (Canada) Inc. has sole voting power and dispositive power over the shares held by Alexandra Wood (Canada) Inc. The principal executive office of Alexandra Wood (Canada) Inc. is 45 Adelaide Street West, Toronto ON M5H 4E5, Canada.

(9)	Rochelle Gross has sole voting and dispositive power over the shares held by Boswell Prayer Ltd. The principal executive office of Boswell Prayer Ltd. is 145 Adelaide Street West, Toronto ON M5H 4E5, Canada.

(10)	None of the directors of that board of directors has sole voting or dispositive power with respect to the shares of Common Stock held by Motif Pharmaceuticals Ltd. The principal executive office of Motif Pharmaceuticals Ltd. is 25 and 28 North Wall Quay, Dublin 1, Ireland.

(11)	Ezra Friedberg has sole voting and dispositive power over the shares held by Balmoral. The principal executive office of Balmoral is 106 Court Road, Suite 202, Baltimore, MD 21208.

(12)	Ruth Friedman has sole voting and dispositive power over the shares held by AME Equities LLC. The principal executive office of AME Equities LLC is 3012 Luke Crossing Drive, Charlotte, NC 28226.

(13)	None of the directors of that board of directors has sole voting or dispositive power with respect to the shares of Common Stock held by Aperture Healthcare Ventures Ltd. The principal executive office of Aperture Healthcare Ventures Ltd. is 970 Lawrence Ave W. Suite 904, Toronto, ON M6A 3B6, Canada.

(14)	Darwin Richardson has sole voting and dispositive power over the shares held by Benuvia. The principal executive office of Benuvia is 3950 N. Mays Street Round Rock, TX 78665.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a) (2))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	925,449	$5.95	1,018,995
Equity compensation plans not approved by security holders
Total			1,018,995

(1)	Represents the shares of Common Stock authorized for issuance under the 2023 Plan. In February 2024, the board of directors approved an amendment to the 2023 Plan, subject to stockholder approval which was subsequently obtained. An aggregate of 3,000,000 shares were originally authorized for issuance under the 2023 Plan, and after the amendment and our Reverse Stock Split in connection with the IPO, an aggregate of 444,444 shares have been authorized under the 2023 Plan. On June 12, 2024, the board of directors authorized an amendment to the 2023 Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 1,500,000 from 444,444 shares to 1,944,444 shares. On October 22, 2024, the increase in the number of shares in the 2023 Plan was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting. As of March 26, 2025, options to purchase an aggregate of 925,449 shares of our Common Stock with a weighted-average exercise price of $5.95 per share, were outstanding under the 2023 Plan, with 1,108,995 shares of our Common Stock remaining available for future issuance. Unissued shares subject to awards that expire, are forfeited, or are cancelled will again become available for issuance under the 2023 Plan.

(2)	As of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

The following is a summary of transactions among related parties that occurred since the Company’s incorporation, and any ongoing related party relationships:

In May 2021, Chromocell Holdings, the Company and Flamands International Holdings LLC (“Flamands”) commenced negotiations regarding a three-party agreement whereby Chromocell Holdings would spin off assets and liabilities associated with its therapeutics operations to the Company and Flamands would provide funding to the Company. As the parties contemplated various transactional structures, an agreement was never effectuated because significant details concerning the assumption of liabilities were never finalized. Chromocell Holdings instead provided multiple advances to the Company for its operations from May 2021 through August 2022. At December 31, 2021, all amounts previously received from Chromocell Holdings by the Company were recorded as advances payable on the Company’s consolidated financial statements.

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

On April 17, 2023, Chromocell Holdings forfeited 133,745 shares of Common Stock as Chromocell Holdings did not fund its pro rata allocation in the April Bridge Financing, per the terms governing the April Bridge Financing.

On December 18, 2024, 747,187 shares of Common Stock and 2,600 shares of Series C Preferred Stock held by Chromocell Holdings were transferred by the Company to Alexandra Wood (Canada) Inc. (“AWI”) in satisfaction of a default judgement against Chromocell Holdings regarding the default by Chromocell Holdings of a secured promissory note by order of the Supreme Court of the State of New York, County of New York on November 25, 2024 in the matter Alexandra Wood (Canada) Inc v. Chromocell Corp., Index No. 651735/2024. AWI subsequently transferred 173,000 shares of Chromocell Holding’s Common Stock that it received such that AWI now owns 574,187 shares of the Common Stock originally issued to Chromocell Holdings in connection with the Contribution Agreement.

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

On November 22, 2023, we commenced the Rights Offering pursuant to which we distributed Subscription Rights to each holder of our Common Stock held as of the Rights Offering Record Date. The Subscription Rights could be exercised at any time during the subscription period, which commenced on November 22, 2023 and expired at 5:00 p.m., Eastern Standard Time, on December 1, 2023. The Subscription Rights were offered to all of our pre-existing stockholders, including Aperture Healthcare Ventures Ltd., MDB Merchants Park LLC, Balmoral and AME Equities LLC (each a related party based on share ownership in excess of 5%, or resulting from a principal at one of the entities being on the Company’s board of directors), and each participated and exercised their Subscription Rights to purchase an aggregate of 1,211,238 shares of Common Stock at the Subscription Price. In addition, we distributed to Mr. Knuettel, our Chief Executive Officer and Chief Financial Officer, and Mrs. Lara Knuettel c/o The Lara H. Knuettel Revocable Trust, a trust for which Mr. Knuettel and his wife are co-trustees (the “Knuettel Trust”), and at no charge to them, additional non-transferable Subscription Rights to purchase up to an aggregate 158,731 shares of our Common Stock in the Rights Offering at the same Subscription Price. On December 27, 2023, the Knuettel Trust made a charitable donation of 27,778 of those shares to Temple Israel of the City of New York. On June 28, 2024, the Knuettel Trust made an additional charitable donation of 5,000 shares to Temple Israel of the City of New York and 15,000 shares to The Hewitt School. Also on December 27, 2023, AME Equities LLC made a charitable donation of 87,778 of its shares to Ballantyne Jewish Center, Inc. Upon the closing of the Rights Offering, we issued an aggregate of 2,442,468 shares of our Common Stock and received aggregate net proceeds of $246,201, after giving effect to the Representative Affiliate Transactions, which we used primarily for general corporate purposes and expenses associated with our IPO.

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

On February 10, 2024, we entered into the Stock Rescission Agreement with certain affiliates of the Representative, pursuant to which we rescinded 111,129 shares of our Common Stock held by such affiliates of the Representative and agreed to refund an aggregate of $91,512 paid by such affiliates of the Representative in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement.

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

Item 14. Principal Accountant Fees and Services.

Marcum LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2024 and 2023. The following table sets forth all fees billed or to be billed for such periods:

	2024	2023
Audit fees (1)	$211,817	$164,229
Audit-related fees (2)	82,546	156,346
Tax fees (3)	—	—
All other fees (4)	77,092	43,490
Total	$371,455	$364,065

(1) “Audit fees” include fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

(2) “Audit-related fees” include fees billed for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements including subscription for the online library of accounting research literature and are not reported under “Audit Fees”.

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

The audited balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Marcum LLP, an independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None. Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto.

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

Exhibit No.	Description of Exhibit
2.1	Contribution Agreement (filed as Exhibit 2.1 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 20, 2023 and incorporated by reference herein).
2.2	Side Letter to Contribution Agreement (filed as Exhibit 2.2 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 1, 2023 and incorporated by reference herein).
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on February 22, 2024 and incorporated by reference herein).
3.2	Certificate of Designation of Series A Convertible Preferred Stock, as currently in effect (filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 20, 2023 and incorporated by reference herein).
3.3	Certificate of Designation of Series C Convertible Preferred Stock (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K, filed with the SEC on April 16, 2024 and incorporated by reference herein).
3.4	Amended and Restated By-Laws (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on February 22, 2024 and incorporated by reference herein).
3.5	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on November 5, 2024 (filed as Exhibit 3.1(a) to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024 and incorporated by reference herein).
3.6	Certificate of Correction to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on November 7, 2024 (filed as Exhibit 3.1(b) to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024 and incorporated by reference herein).
3.7	Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on November 8, 2024 (filed as Exhibit 3.1(c) to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024 and incorporated by reference herein).
3.8	Bylaws (filed as Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024 and incorporated by reference herein).
4.1	Representative’s Warrant (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on February 22, 2024 and incorporated by reference herein).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 16, 2024 and incorporated by reference herein).
4.4	Investor Promissory Note Issued by the Company (filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 20, 2023 and incorporated by reference herein).
4.5	Side Letter to Amended and Restated Investor Promissory Note issued by the Company (filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 30, 2023 and incorporated by reference herein).
4.6	Second Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 30, 2023 and incorporated by reference herein).
4.7	Third Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 1, 2023 and incorporated by reference herein).
4.8	Side Letter to Second Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 1, 2023 and incorporated by reference herein).
4.9	Director Promissory Note Issued by the Company (filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 20, 2023 and incorporated by reference herein).
4.10	Form of Senior Secured Convertible Promissory Note (April Bridge Financing; included in Exhibit 10.4) (filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 20, 2023 and incorporated by reference herein).

4.11	Form of Senior Secured Convertible Promissory Note (September Bridge Financing; included in Exhibit 10.6) (filed as Exhibit 4.8 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 1, 2023 and incorporated by reference herein).
4.12	Amendment No. 1 to Third Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.8 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
4.13	Side Letter to Third Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.9 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
4.14	Fourth Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.10 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
4.15	First Amendment to Senior Secured Convertible Note (April Bridge Financing) (filed as Exhibit 4.11 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 25, 2023 and incorporated by reference herein).
4.16	October Promissory Note Issued by the Company (AME Equities LLC) (filed as Exhibit 4.12 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
4.17	October Promissory Note Issued by the Company (Balmoral Financial Group LLC) (filed as Exhibit 4.13 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
4.18	October Promissory Note Issued by the Company (Camden Capital LLC) (filed as Exhibit 4.14 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
4.19	October Promissory Note Issued by the Company (MDB Merchants Park LLC) (filed as Exhibit 4.15 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
4.20	Second Amendment to Senior Secured Convertible Note (April Bridge Financing) (filed as Exhibit 4.16 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 25, 2023 and incorporated by reference herein).
4.21	Amended and Restated October Promissory Note Issued by the Company (AME Equities LLC) (filed as Exhibit 4.17 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 8, 2023 and incorporated by reference herein).
4.22	Amended and Restated October Promissory Note Issued by the Company (Balmoral Financial Group LLC) (filed as Exhibit 4.18 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 8, 2023 and incorporated by reference herein).
4.23	Amended and Restated October Promissory Note Issued by the Company (Camden Capital LLC) (filed as Exhibit 4.19 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 8, 2023 and incorporated by reference herein).
4.24	Amended and Restated October Promissory Note Issued by the Company (MDB Merchants Park LLC) (filed as Exhibit 4.20 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 8, 2023 and incorporated by reference herein).
4.25	Third Amendment to Senior Secured Convertible Note (April Bridge Financing) (filed as Exhibit 4.21 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
4.26	Side Letter to Fourth Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.22 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
4.27	Fifth Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.23 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).

4.28	Second Amended and Restated October Promissory Note Issued by the Company (AME Equities LLC) (filed as Exhibit 4.24 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
4.29	Second Amended and Restated October Promissory Note Issued by the Company (Balmoral Financial Group LLC) (filed as Exhibit 4.25 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
4.30	Second Amended and Restated October Promissory Note Issued by the Company (Camden Capital LLC) (filed as Exhibit 4.26 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
4.31	Second Amended and Restated October Promissory Note Issued by the Company (MDB Merchants Park LLC) (filed as Exhibit 4.27 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
4.32	Stock Issuance Agreement (Benuvia License Agreement) (filed as Exhibit 4.28 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
4.33	Amendment No. 1 to Director Promissory Note Issued by the Company (filed as Exhibit 4.29 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
4.34	Side Letter to Fifth Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.30 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 30, 2024 and incorporated by reference herein).
4.35	Sixth Amended and Restated Investor Promissory Note Issued by the Company (filed as Exhibit 4.31 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 30, 2024 and incorporated by reference herein).
4.36	Fourth Amendment to Senior Secured Convertible Note (April Bridge Financing) (filed as Exhibit 4.32 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on February 12, 2024 and incorporated by reference herein).
4.37	First Amendment to Senior Secured Convertible Note (September Bridge Financing) (filed as Exhibit 4.33 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on February 12, 2024 and incorporated by reference herein).
4.38	Stock Rescission Agreement (filed as Exhibit 4.34 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on February 12, 2024 and incorporated by reference herein).
4.39	Convertible Note, dated July 24, 2024 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).
10.1+	Channel Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 20, 2023 and incorporated by reference herein).
10.2+	Amended and Restated Employment Agreement (Christian Kopfli) (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 1, 2023 and incorporated by reference herein).
10.3+	Amended and Restated Consultant Agreement (Camden Capital LLC) (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 30, 2023 and incorporated by reference herein).
10.4	Securities Purchase Agreement (April Bridge Financing) (filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 20, 2023 and incorporated by reference herein).
10.5	Security Agreement (April Bridge Financing) (filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 20, 2023 and incorporated by reference herein).
10.6	Securities Purchase Agreement (September Bridge Financing) (filed as Exhibit 10.6 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).

10.7	Security Agreement (September Bridge Financing) (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 1, 2023 and incorporated by reference herein).
10.8	Subordination and Intercreditor Agreement (September Bridge Financing) (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 1, 2023 and incorporated by reference herein).
10.9	Securities Purchase Agreement (Series B Preferred Stock) (filed as Exhibit 10.9 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
10.10	Registration Rights Agreement (Series B Preferred Stock) (filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 16, 2023 and incorporated by reference herein).
10.11+	Employment Agreement (Eric Lang) (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 30, 2023 and incorporated by reference herein).
10.12+	First Amendment to Channel Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, filed with the SEC on April 15, 2024 and incorporated by reference herein).
10.13	Side Letter re Securities Purchase Agreement (Standby Shares) (filed as Exhibit 10.13 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
10.14+	Benuvia License Agreement (filed as Exhibit 10.14 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 16, 2024 and incorporated by reference herein).
10.15	Consulting Agreement (Francis Knuettel II) (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 20, 2023 and incorporated by reference herein).
10.16	Form of Restricted Stock Unit Agreement under the Channel Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, filed with the SEC on April 15, 2024 and incorporated by reference herein).
10.17	Form of Stock Option Agreement under the Channel Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, filed with the SEC on April 15, 2024 and incorporated by reference herein).
10.18+	Side Letter to Amended and Restated Consultant Agreement (Camden Capital) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2024 and incorporated by reference herein).
10.19+	Promissory Note Issued by the Company (Camden Capital) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2024 and incorporated by reference herein).
10.20+	Employment Agreement (Francis Knuettel II) (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2024 and incorporated by reference herein).
10.21+	Form of Restricted Stock Unit Agreement under the Chromocell Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, filed with the SEC on April 15, 2024 and incorporated by reference herein).
10.22+	Form of Stock Option Agreement under the Chromocell Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, filed with the SEC on April 15, 2024 and incorporated by reference herein).
10.23	Securities Purchase Agreement by and between the Company and the July Note Holder, dated July 24, 2024 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).
10.24	Common Stock Purchase Agreement by and the Company and Tikkun, dated July 26, 2024 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).
10.25	Registration Rights Agreement by and between the Company and Tikkun, dated July 26, 2024 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2024 and incorporated by reference herein).

10.26+	Second Amendment to the Chromocell Therapeutics Corporation 2023 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2024 and incorporated by reference herein).
10.27	Promissory Note dated February 25, 2025 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2024 and incorporated by reference herein).
19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 16, 2024 and incorporated by reference herein).
23.1*	Consent of Marcum LLP.
31.1#*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Compensation Recovery Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 16, 2024 and incorporated by reference herein).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Channel Therapeutics Corporation

Date: March 27, 2025	By:	/s/ Francis Knuettel II
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

Date: March 27, 2025	By:	/s/ Francis Knuettel II
Francis Knuettel II
Chief Executive Officer and President, Chief Financial Officer, Treasurer, Secretary and Director

Date: March 27, 2025	By:	/s/ Ezra Friedberg
Ezra Friedberg
Director

Date: March 27, 2025	By:	/s/ Todd Davis
Todd Davis
Director

Date: March 27, 2025	By:	/s/ Richard Malamut
Richard Malamut
Director

Date: March 27, 2025	By:	/s/ Chia-Lin Simmons
Chia-Lin Simmons
Director

CHANNEL THERAPEUTICS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Channel Therapeutics Corporation

Freehold, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Channel Therapeutics Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Hartford, Connecticut
March 27, 2025

Item 1. Financial Statements

CHANNEL THERAPEUTICS CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash	$513,443	$96,391
Prepaid expenses	65,300	—
Due from Chromocell Corporation	40,400	—
Deferred offering costs	750,000	—

TOTAL CURRENT ASSETS	1,369,143	96,391

TOTAL ASSETS	$1,369,143	$96,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,897,127	$4,620,925
Accrued compensation	—	645,947
Investor Note, net of debt discount	—	316,324
Loan payable, net of debt discount	2,054,202	202,279
Loan payable - related party, net of debt discount	131,868	750,082
Due to Chromocell Corporation	—	5,386

TOTAL CURRENT LIABILITIES	4,083,197	6,540,943

TOTAL LIABILITIES	4,083,197	6,540,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.0001 par value, 700,000 shares authorized, 0 and 600,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	60
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 6,103,813 and 3,906,300 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	613	391
Additional paid in capital	18,760,320	7,074,646
Accumulated deficit	(21,474,987)	(13,519,649)
TOTAL STOCKHOLDERS’ DEFICIT	(2,714,054)	(6,444,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,369,143	$96,391

The accompanying notes are an integral part of these consolidated financial statements.

CHANNEL THERAPEUTICS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years Ended December 31,
	2024	2023

OPERATING EXPENSES
General and administrative expenses	$4,110,045	$2,738,948
Research and development	1,179,436	2,579,418
Professional fees	2,281,968	1,543,918
Total operating expenses	7,571,449	6,862,284

NET LOSS FROM OPERATIONS	(7,571,449)	(6,862,284)

OTHER (EXPENSE) INCOME
Interest expense	(786,393)	(518,509)
Other income	39,413	—
Gain on default judgement	363,091	—
Total other (expense) income	(383,091)	(518,509)

Net loss before provision for income taxes	(7,955,338)	(7,380,793)

Provision for income taxes	—	—

NET LOSS	$(7,955,338)	$(7,380,793)

Net loss per common share - basic and diluted	$(1.43)	$(5.78)

Weighted average number of common shares outstanding during the year - basic and diluted	5,574,473	1,276,543

The accompanying notes are an integral part of these consolidated financial statements.

CHANNEL THERAPEUTICS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2022	600,000	$60	—	$—	1,111,112	$111	$2,432,148	$(6,138,856)	$(3,706,537)

Stock-based compensation	—	—	—	—	—	—	1,733,233	—	1,733,233
Shares issued for extension of bridge loan	—	—	—	—	18,892	2	428,398	—	428,400)
Shares issued for license	—	—	—	—	384,226	38	2,225,695	—	2,225,733
Shares issued for cash	—	—	—	—	2,525,815	253	255,159	—	255,412
Shares forfeited	—	—	—	—	(133,745)	(13)	13	—	—
Net loss	—	—	—	—	—	—	—	(7,380,793)	(7,380,793)

Balance December 31, 2023	600,000	$60	—	$—	3,906,300	$391	$7,074,646	$(13,519,649)	$(6,444,552)

CHANNEL THERAPEUTICS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2023	600,000	$60	—	$—	3,906,300	$391	$7,074,646	$(13,519,649)	$(6,444,552)

Stock-based compensation	—	—	—	—	—	—	1,455,561	—	1,455,561
Issuance cost from shares issued on extension of bridge loan	—	—	—	—	81,112	9	447,770	—	447,779
Conversion of preferred stock into Common Stock	(600,000)	(60)	—	—	499,429	50	10	—	—
Shares issued for cash in Initial Public Offering	—	—	—	—	1,100,000	110	5,971,890	—	5,972,000
Shares issued for Standby agreement	—	—	—	—	37,500	4	(4))	—	—
Recission of common stock	—	—	—	—	(111,129)	(11)	(91,501)	—	(91,512)
Transfer of liabilities to Chromocell Corp. for Preferred stock	—	—	2,600	—	—	—	2,153,362	—	2,153,362
Conversion of notes into Common Stock	—	—	—	—	253,492	25	1,362,796	—	1,362,821
Restricted Stock Units expense	—	—	—	—	64,498	6	104,478	—	104,484
Shares issued for services					192,854	21	239,229	—	239,250
Shares issued for payment of accounts payable	—	—	—	—	10,000	1	7,338	—	7,339
Repurchase of Common Stock					(86,196)	(9)	(74,991)	—	(75,000)
Shares issued for cash under equity line of credit, net of issuance costs and for paydown on notes payable and accrued interest	—	—	—	—	155,953	16	109,736	—	109,752
Net loss	—	—	—	—	—	—	—	(7,955,338)	(7,955,338)

Balance December 31, 2024	—	$—	2,600	$—	6,103,813	$613	$18,760,320	$(21,474,987)	$(2,714,054)

The accompanying notes are an integral part of these consolidated financial statements.

CHANNEL THERAPEUTICS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years Ended December 31,
	2024		2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(7,955,338)	$(7,380,793)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount		692,020	188,119
Issuance cost from shares issued on extension of investor note		—	201,600
Stock-based compensation		1,799,295	1,733,233
Shares issued for license		—	2,225,733
Gain on default judgement		(363,091)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		1,178,573	1,627,005
Accrued compensation		(282,856)	424,072
Due from Chromocell Corporation		(45,786)	—
Prepaid expenses		(65,300)	—
Deferred offering costs		(750,000)	—
Net Cash Used In Operating Activities		(5,792,483)	(981,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable, net of debt discount		536,184	201,008
Proceeds from loan payable - related party, net of debt discount		—	565,928
Payment of bridge loan, net of debt discount		(214,757)	—
Common stock issued for cash		5,972,000	255,412
Recission of common stock		(91,512)	—
Repurchase of Common Stock under Stock Repurchase Plan		(75,000)	—
Shares issued for cash under equity line of credit		82,620	—
Net Cash Provided By Financing Activities		6,209,535	1,022,348

NET INCREASE IN CASH		417,052	41,317

CASH AT BEGINNING OF YEAR		96,391	55,074

CASH AT END OF YEAR		$513,443	$96,391

Supplemental cash flow information:
Cash paid for income taxes		$—	$—
Cash paid for interest expense		$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares forfeited	$		$13
Debt discount from common stock issued for extension of bridge loan		$447,779	$428,400
Conversion of notes to common stock		$1,362,821	$—
Transfer of liabilities to Chromocell Corp for Series C Preferred Stock		$2,153,362	$—
Accounts payable and accrued expenses converted to loans payable		$1,455,416	$—
Accounts payable and accrued expenses converted to loans payable - related party		$131,868	$—
Shares issued for payment of accounts payable		$7,339	$—
Shares issued for payment of accrued interest		$3,344	$—
Shares issued for payment of principal on loan payable		$23,788	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHANNEL THERAPEUTICS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Channel Therapeutics Corporation (“Channel” or the “Company”) was incorporated in the State of Delaware on March 19, 2021. On August 10, 2022, the Company entered into that certain Contribution Agreement (the “Contribution Agreement”) with Chromocell Corporation, a Delaware corporation (“Chromocell Holdings”), pursuant to which, effective July 12, 2022 (the “Contribution Date”), Chromocell Holdings contributed all assets and liabilities related to Chromocell Holdings’ historical therapeutic business, including all patents, pre-clinical and Phase I study results and data, and trade secrets related to the CC8464 compound to the Company (See Note 4). On October 22, 2024, the Company’s shareholders approved a reincorporation merger of the Company in the State of Nevada with and into Channel Therapeutics Corporation, wholly-owned subsidiary of the Company, with Channel Therapeutics Corporation remaining as the surviving corporation immediately following the reincorporation merger (the “Reincorporation Merger”). The Reincorporation Merger occurred on November 18, 2024.

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

Overview

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

Initial Public Offering

On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved the Reincorporation Merger. The Reincorporation Merger occurred on November 18, 2024.

Reincorporation Merger and Name Change

On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved the Reincorporation Merger. The Reincorporation Merger occurred on November 18, 2024.

NOTE 2 – LIQUIDITY AND GOING CONCERN

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. In accordance with this requirement, the Company has prepared its accompanying consolidated financial statements assuming the Company will continue as a going concern.

During the year ended December 31, 2024,During the year ended December 31, 2024, the Company had a net loss of approximately $8.0 million. As of December 31, 2024, the Company has cash of approximately $0.5 million and a working capital deficit. During the year ended December 31, 2024, the Company had a net loss of approximately $8.0 million. As of December 31, 2024, the Company has cash of approximately $0.5 million and a working capital deficit$8.0 million. As of December 31, 2024, the Company has cash of approximately $0.5 million and a working capital deficit of approximately $2.7 million, compared to approximately $0.1 million in cash and a working capital deficit of approximately $6.4 million at December 31, 2023.

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these consolidated financial statements. While the Company will continue to invest in its business and the development of CC8464, CT2000, and CT3000, and potentially other molecules, it is unlikely that the Company will generate product or licensing revenue during the next twelve months. During the year ended December 31, 2024, the Company completed its initial public offering, raising $5.7 million, after deducting the underwriting discounts and commissions and offering expenses, and it is likely the Company will need to raise additional funds through either strategic partnerships or the capital markets. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

The consolidated financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of the Company’s strategy to generate sufficient revenue, control costs, and raise additional funds, when necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to implement the business plan, generate sufficient revenues, raise capital, and to control operating expenses.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Revision of previously issued financial statements

During the course of preparing the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified a misstatement in the prior year financial statements. This misstatement related to the reporting an incorrect number of shares of Common Stock issued for cash in the Company’s consolidated statement of changes in stockholders’ deficit. This led to an incorrect amount of total common shares outstanding on the Company’s consolidated statement of changes in stockholders’ deficit and on the Company’s consolidated balance sheet. On the Company’s consolidated balance sheet as of December 31, 2023, the Company disclosed shares of Common Stock issued and outstanding of 3,914,338. This amount of shares has been revised to 3,906,300, a change of 8,038 shares. On the Company’s consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2023, the Company disclosed shares of Common Stock issued for cash of 2,533,853. This amount of shares has been revised to 2,525,815, a change of 8,038 shares. Also, on the Company’s consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2023, the Company disclosed total shares of Common Stock issued and outstanding as of December 31, 2023 of 3,914,338. This amount of shares has been revised to 3,906,300, a change of 8,038 shares.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of consolidation

The consolidated financial statements include the accounts of Channel Therapeutics Corporation and its wholly owned subsidiary, Chromocell Therapeutics Australia Pty. Ltd. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the valuation of deferred income taxes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

As of December 31, 2024, the Company had deposits in excess of federally insured limits.

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

Below is a disaggregation of R&D expenses:

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Consultant	$286,680	$68,900
Lab Materials	1,818	—
Lab Cell Storage	88,662	48,572
Chemistry Manufacturing and Controls (“CMC”)	642,304	—
IP Services	159,972	2,461,946
Total	$1,179,436	$2,579,418

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2024, 870,449 stock options, 55,000 warrants, and 243,100 unvested restricted stock units (“RSUs”) were excluded from dilutive earnings per share as their effects were anti-dilutive. As of December 31, 2023, 197,560 stock options were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

The Company follows the provision of the ASC 740 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is most likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

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

The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company has filed its tax returns for the year ended December 31, 2023 and after review of the prior year consolidated financial statements and the results of operations through December 31, 2024, the Company has recorded a full valuation allowance on its deferred tax asset.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual periods beginning after December 15, 2024. The Company is currently evaluating the impacts of adoption of this ASU.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted this ASU in 2024, see Note 9.

NOTE 4 – RELATED PARTY TRANSACTIONS

Employment Agreement

On February 14, 2024, the board of directors of the Company (the “Board”) received a demand letter from an attorney representing Chromocell Holdings and Christian Kopfli, the Company’s former Chief Executive Officer and former Chief Strategy Officer. Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of December 31, 2024, the Company had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company.  However, the Company believed the assertions made by Mr. Kopfli were without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in the Supreme Court for the State of New York, County of New York on June 7, 2024 (Index No. 652917/2024, the “New York Action”), asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings in connection with the Contribution Agreement between the Company and Chromocell Holdings. The Company also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from the Company. The Company sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims and ordered an assessment of damages against Mr. Kopfli and Chromocell Holdings (currently scheduled to be held in May 2025). As of December 31, 2024, the Company has removed the accrual of $363,091 in compensation expenses and recorded a gain on default judgement in the same amount.

Camden Consulting LLC

The Company entered into a Consultant Agreement with Camden Capital LLC (“Camden”), dated January 10, 2023 (the “Consultant Agreement”). This Consultant Agreement replaced an agreement with Mr. Francis Knuettel II dated June 2, 2022, and pursuant to which, Camden agreed to provide the services of Mr. Knuettel, who was to serve as the Company’s Chief Financial and Strategy Officer, Treasurer and Secretary.

Under the Consultant Agreement, Under the Consultant Agreement, Camden accrued a consulting fee for the period June 6, 2022 through August 31, 2022 of $10,000 per month and effective September 1, 2022, began to accrue a consulting fee of $20,000 per month, payable in cash at the rate of $5,000 per month (a minimum of $1,125 per week), with the remainder accrued. All accrued consulting fees are payable as of the earliest of a sale or liquidation of the Company, the Company’s bankruptcy or three days after Post-registration Approval. The Consultant Agreement provides for the following equity awards to Camden: (i) an option, awarded as of January 10, 2023, to acquire 22,223 shares of the Company’s Common Stock, vesting quarterly over 10 quarters and beginning October 1, 2022, with the option having an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and expiring on the 10th anniversary of the date of grant; (ii) an option, awarded as of January 10, 2023, to acquire 2,778 shares of the Company’s Common Stock, vesting 100% upon the sooner of the sale of the Company or Post-registration Approval, with the option having an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and expiring on the 10th anniversary of the date of grant; and (iii) a RSU, awarded as of January 10, 2023, of 16,667 shares of the Company’s Common Stock, vesting 100% on the day after the first trading window that opens after Post-registration Approval.

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

On June 23, 2023, we amended and restated the Consultant Agreement by entering into an Amended and Restated Consultant Agreement with Camden whereby the RSU for 16,667 shares of Common Stock was cancelled, and the Company agreed to grant Camden an option to acquire 27,777 shares of Common Stock within 30 days of the closing of the IPO. As of June 23, 2023, such RSU for 16,667 shares of the Company’s Common Stock had not vested, and no expense was recorded on the Company’s consolidated financial statements. In addition, from and after June 1, 2023, the consulting fee will be paid in cash by the Company. No other material changes were made to the Consultant Agreement.

Effective July 19, 2023, the Board appointed Francis Knuettel II as Interim Chief Executive Officer and as of March 13, 2024, the Board appointed Francis Knuettel II as Chief Executive Officer of the Company, at which time Mr. Knuettel became an employee of the Company. Mr. Knuettel will serve as the Company’s Chief Executive Officer until a successor is duly elected and qualified, unless sooner removed. In addition to his role as Chief Executive Officer of the Company, Mr. Knuettel will continue to serve in his capacity as Chief Financial Officer, Treasurer and Secretary of the Company.

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

April and September Bridge Financings

On April 17, 2023 and September 1, 2023, the Company entered into bridge notes, the investors in which were almost entirely existing investors. Related party investors in the April Bridge Financing include Chromocell Holdings, Boswell Prayer Ltd., Motif Pharmaceuticals Ltd, Aperture Healthcare Ventures Ltd., MDB Merchants Park LLC, Balmoral Financial Group LLC and AME Equities LLC (each a related party based on share ownership in excess of 5% or resulting from a principal at one of the entities being on the Board). All of these investors, except Chromocell Holdings, also participated in the September Bridge Financing. On February 21, 2024, the principal and accrued interest on these notes converted into 130,494 shares of the Company’s Common Stock. See Note 5 for terms of these notes.

Due from/to Chromocell Holdings

As of December 31, 2024, the Company had a $40,400 receivable due from Chromocell Holdings, from which the Company was spun out in August 2022. This amount is comprised of expenses paid by the Company to be reimbursed by Chromocell Holdings. No interest is incurred on these amounts.

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

Related Party Note

On May 10, 2024, the Company and Camden Capital LLC, a company controlled by Mr. Knuettel, the Company’s Chief Executive Officer and Chief Financial Officer, entered converted certain payables into a promissory note for $131,868. The note matures on December 15, 2024, or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. As of December 31, 2024, the note was in default, though the Company has not received any notice from Mr. Knuettel. The note accrued interest at the rate of 4.86% per annum through December 15, 2024 and 6.86% thereafter. As of December 31, 2024, the note had an outstanding principal of $131,868 and accrued interest of $4,242.

 Outstanding Principal on Related Party Notes

Note Payable – Related Party	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Related Party Note	$131,868	$—	$131,868
Total as of December 31, 2024	$131,868	$—	$131,868

Note Payable – Related Party	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Director Note	$175,000	$—	$175,000
September and April Bridge financings	596,928	(21,846)	575,082
Total as of December 31, 2023	$771,928	$(21,846)	$750,082

NOTE 5 – NOTES PAYABLE

Investor Note

On February 4, 2022, the Company entered into a note payable for $450,000 (the “Investor Note”) with a third party. This Investor Note had an original issuance discount of $150,000, representing an implicit interest rate of 50%, a maturity date of February 3, 2023, and accrues no interest beyond the original issuance discount. During the year ended December 31, 2024, the Company issued 81,112 shares of common stock to extend the maturity date of the note, resulting in an additional debt discount of $447,379. The Company recognized $581,055 and $309,094, respectively, of amortization of debt discount included in interest expense on the statement of operations for the years ended December 31, 2024 and 2023 related to the Investor Note. As of December 31, 2024, the debt discount associated with this Investor Note was fully amortized.

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

On August 17, 2023, the Company entered into a second side letter with the holder of the Investor Note (the “August Investor Note Side Letter” and, together with the June Investor Note Side Letter, the “Investor Note Side Letters”) pursuant to which the Company (i) amended and restated the Investor Note to extend the maturity date to September 30, 2023 and (ii) in consideration therefor, issued to such holder 30,000 shares of Common Stock. On September 24, 2023, the Company entered into an amendment to the Investor Note, which further extended the maturity date to October 10, 2023. The Investor Note provides for the accrual of interest equal to 2% monthly ($9,000 per month) of the face amount of $450,000 and obligates the holder to subscribe for securities in the IPO in full satisfaction of the Company’s repayment obligations. In addition, pursuant to the Investor Note Side Letters, the Company agreed to register the 8,890 shares of Common Stock (5,556 issued for the June 23, 2023 side letter, and 3,334 issued for the August 17, 2023 side letter) for resale. The Company recorded an expense of $75,600 from the issuance of the 3,333 shares of Common Stock based on a share price of $22.68. The $22.68 share price was based on a third-party valuation of the Company’s Common Stock, with certain adjustments as set forth below in detail in Note 7 – Stockholders’ Equity.

Effective October 10, 2023, the Company entered into a side letter with the Holder of the Investor Note, which extended the maturity date of the Investor Note to November 14, 2023, and the Company issued to the Holder of the Investor Note 3,334 shares of Common Stock.

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

As of December 31, 2024, the Investor Note and the accrued interest on the note has been fully paid off. As of December 31, 2023, there was $98,036 in accrued interest on the note. Interest expense totaled $15,517 for the year ended December 31, 2024, compared to $98,036 the year ended December 31, 2023. The net principal amount of this note was $316,324 as of December 31, 2023. These notes were exchanged for 93,831 shares of Common Stock at the time of the Company’s IPO.

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

April Bridge Financing

On April 17, 2023, the Company entered into a bridge loan for working capital purposes, with various accredited investors, all of whom are pre-existing stockholders, in the aggregate principal amount of $393,808 (the “April Bridge Financing”). During the year ended December 31, 2023, the Company received $389,808, in Advances from certain participating investors. Such Advances accrued interest at a rate of 8% per annum until close of the April Bridge Financing on April 17, 2023, for a total of $1,870 in aggregate interest on all Advances. The April Bridge Financing consisted of senior secured convertible notes that had a maturity date of October 17, 2023. Such notes accrued interest on the unpaid principal amount at a rate of 8% per annum and automatically converted into shares of Common Stock at the IPO of shares of Common Stock at a 20% discount to the price per IPO Share. The senior secured convertible notes issued in the April Bridge Financing were secured by a security interest in all of the Company’s assets (including the Company’s patents and intellectual property licenses). In connection with the April Bridge Financing, on April 17, 2023, the Company also entered into a securities purchase agreement with holders of the notes, pursuant to which the Company is required to file a registration statement within 180 calendar days after consummation of the IPO, providing for the resale of Common Stock received by holders of the notes upon conversion of such notes.

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

October Promissory Notes

On October 12, 2023, the Company and four existing investors entered into promissory notes (the “October Promissory Notes”) with an aggregate face amount of $210,000 and an aggregate purchase price of $175,000. The October Promissory Notes matured on November 12, 2023 or, if earlier to occur, upon the closing of the IPO. The October Promissory Notes bore no interest except in the case of certain events of default. On November 7, 2023, the Company amended and restated the October Promissory Notes to extend the maturity dates of the October Promissory Notes to November 17, 2023. On November 13, 2023, the Company amended and restated the October Promissory Notes to further extend the maturity dates of the October Promissory Notes to February 29, 2024. The Company recognized $24,575 and $10,425, respectively, of amortization of debt discount included in interest expense on the statements of operations for the years ended December 31, 2024 and 2023. As of December 31, 2024, the October Promissory Notes have been fully paid off in cash.

Bridge Financing Note Amendments and Recission Agreement

On February 8, 2024, the Company and certain affiliates of A.G.P./Alliance Global Partners (“A.G.P.”) entered into amendments to the senior secured convertible notes issued to such affiliates of the A.G.P. in the April Bridge Financing and September Bridge Financing to remove the automatic conversion features from such notes (the “Bridge Financing Note Amendments”). Under the Bridge Financing Note Amendments, both notes issued in the April Bridge Financing and the September Bridge Financing have a maturity date of March 1, 2024, and the full principal amount of both notes and any accrued interest thereon shall be payable solely in cash upon the consummation of the IPO. Both notes have an annual interest rate of 8%, which accrues daily, and is calculated on the basis of a 360-day year (consisting of twelve 30 calendar day periods), giving an effective interest rate of 8.3%. During the year ended December 31, 2024, the Company issued 81,112 shares of common stock to extend the maturity date of the note, resulting in an additional debt discount of $447,379.

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. (the “Stock Rescission Agreement” and, together with the Bridge Financing Note Amendments, the “Representative Affiliate Transactions”), pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,512 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At December 31, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

May Promissory Note

On May 10, 2024, the Company converted accounts payable with a professional advisor into a promissory note in the amount of $1,455,416. The note matures on December 15, 2024 or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. As of December 31, 2024, the note was in default, though the Company has not received any notice from the professional advisor. The note accrued interest at the rate of 4.86% per annum through December 15, 2024 and 6.86% thereafter. As of December 31, 2024, the note had an outstanding principal of $1,455,416 and accrued interest of $46,817.

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

As of December 31, 2024, there was $199 in accrued interest and $127,426 in unamortized debt discount on the note. Interest expense totaled $19,418 for the year ended December 31, 2024, compared to $0 for year ended December 31, 2023. The Company recognized $86,390 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the years ended December 31, 2024 and 2023. As of December 31, 2024 there as $726,212 in outstanding principal on this note.

Waiver of Exchange Cap

On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved the waiver of the Exchange Cap in connection with the July Note and the CEF Purchase Agreement.

Outstanding Principal on Notes

Loan Payable	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
May Promissory Note	$1,455,416	$—	$1,455,416
Convertible Note	726,212	(127,426)	598,786
Total as of December 31, 2024	$2,181,628	$(127,426)	$2,054,202

Loan Payable	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Investor Note	$205,008	(2,729)	$202,279
Total as of December 31, 2023	$205,008	$(2,729)	$202,279

Investor Loan	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Investor Note	$450,000	(133,676)	$316,324
Total as of December 31, 2023	$450,000	$(133,676)	$316,324

NOTE 6 – STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 21, 2024, the Company completed its IPO and issued 1,100,000 shares of Common Stock at a price of $6.00 per share. The aggregate net proceeds from the IPO were approximately $5.9 million after deducting approximately $0.9 million of underwriting discounts and commissions and offering expenses.

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

Share Forfeiture

Pursuant to the terms of the April Bridge Financing, Chromocell Holdings forfeited 133,745 of the shares of Common Stock of the Company on April 17, 2023. All shareholders with ownership stakes greater than 5% of the Company agreed that the failure to invest its pro rata allocation in the April Bridge Financing would result in the forfeiture of a pro rata percentage of their shares. Chromocell Holdings did not invest its full pro rata allocation, leading to the forfeiture of a portion of their shares of Common Stock of the Company.

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

Recission Agreement

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,512 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At December 31, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

Equity Issuances

On June 12, 2024, the Company issued 50,000 shares of Common Stock to a vendor in considerations for the services provided by the vendor to the Company.

On June 12, 2024, the Company entered into a twelve-month agreement with a vendor to issue up to 7,500 share of Common Stock per month for services performed by such vendor. As of December 31, 2024, the Company has issued 51,187 shares of Common Stock pursuant to this agreement.

On August 12, 2024, the Company issued 10,000 shares of Common Stock to a vendor in exchange for outstanding invoices related to services provided by the vendor to the Company, with such shares issued on October 22, 2024.

On October 22, 2024, the Company issued 50,000 shares of Common Stock to a vendor in considerations for the services provided by the vendor to the Company.

On November 18, 2024, the Company issued 25,000 shares of Common Stock to a vendor in considerations for the services provided by the vendor to the Company.

During the year ended December 31, 2024, the Company issued 16,667 shares of Common Stock to a vendor in considerations for the services provided by the vendor to the Company, with such shares granted on October 22, 2024.

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

Stock Repurchase Plan

On August 5, 2024, the Board authorized a stock repurchase plan (the “Repurchase Plan”) pursuant to which up to $250,000 of the Company’s Common Stock may be repurchased prior to December 31, 2024, unless completed sooner or otherwise extended. During the year ended December 31, 2024, the Company repurchased 86,196 shares of Common Stock for $75,000. The 86,186 shares of Common Stock repurchased by the Company were subsequently cancelled. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and actual number of shares repurchased will depend on a variety of factors including trading price, the Company’s financial performance, corporate and regulatory requirements and other market conditions.

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

Chromocell Holdings Share Transfers

On December 18, 2024, 747,187 shares of Common Stock and 2,600 shares of Series C Preferred Stock held by Chromocell Holdings were transferred by the Company to Alexandra Wood (Canada) Inc. (“AWI”) in satisfaction of a default judgement against Chromocell Holdings regarding the default by Chromocell Holdings of a secured promissory note by order of the Supreme Court of the State of New York, County of New York on November 25, 2024 in the matter Alexandra Wood (Canada) Inc v. Chromocell Corp., Index No. 651735/2024. AWI subsequently transferred 173,000 shares of Chromocell Holding’s Common Stock that it received such that AWI now owns 574,187 shares of the Common Stock originally issued to Chromocell Holdings in connection with the Contribution Agreement.

Options

During the year ended December 31, 2024, the Company granted a total of 684,000 stock options related to the Company’s common stock. These stock options had a life of 10 years and an exercise price of $1.30 or $0.73 per option. During the year ended December 31, 2023, the Company granted a total of 158,670 stock options. These stock options had a life of 10 years and an exercise price of $22.68 per option.

During the years ended December 31, 2024 and 2023, the fair value of each stock option granted was estimated using the Black-Scholes Option Pricing Model using the following inputs:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Exercise price	$0.73-1.30	$22.68
Expected dividend yield	0%	0%
Risk free interest rate	4.20%	3.50-3.93%
Expected life in years	10	10
Expected volatility	196-201%	157-158%

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of the options.

With certain adjustments outlined below, the Company based its determination of the underlying fair value of the Company’s Common Stock on the findings of an independent third party engaged by the Company to determine the fair value of the Company’s intellectual property. The Company had the analysis conducted in conjunction with the Contribution Agreement, which was executed on August 10, 2022. The analysis determined that the fair value of the Company’s intellectual property was $44.8 million. At the time of the Contribution Agreement and the option grants, there was 1,187,302 shares (on an as converted basis reflecting the conversion of the 600,000 Series A Convertible Preferred Stock held by Chromocell Holdings). As of December 31, 2024, all of the Series A Convertible Preferred Stock shares have been converted. The resulting value per share of common stock was $37.71. The Company then adjusted this value in accordance with the following:

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

The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

The following is an analysis of the stock option grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2023	197,560	$22.68	9.08
Granted	684,000	$1.26	10.00
Expired	(11,111)	$(22.68)	—
Exercised	—	$—	—
Outstanding December 31, 2024	870,449	$5.85	9.19
Exercisable December 31, 2024	309,521	$11.14	9.38

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2022	50,002	$22.68	9.76
Granted	158,670	$22.68	9.16
Expired	(11,111)	$22.68	—
Exercised	—	$—	—
Outstanding December 31, 2023	197,560	$22.68	9.08
Exercisable December 31, 2023	84,131	$22.68	8.98

A summary of the status of the Company’s nonvested options as of December 31, 2024, and 2023, and changes during years ended December 31, 2024, and 2023, is presented below:

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2023	113,429	$22.68
Granted	684,000	$1.26
Vested	(236,501)	$7.58
Forfeited	—	$—
Non-vested at December 31, 2024	560,928	$2.93

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2022	45,556	$22.68
Granted	158,670	$22.68
Vested	(90,797)	$22.68
Forfeited	—	$—
Non-vested at December 31, 2023	113,429	$22.68

The total number of options granted during the years ended December 31, 2024 and 2023 was 684,000 and 158,670, respectively. The exercise price for these options was $0.73, $1.30 or $22.68 per share. There was an intrinsic value of $0 and $0 as of December 31, 2024 and 2023, respectively.

The Company recognized stock-based compensation expense related to option vesting amortization of $1,455,561 and $1,733,233 for the years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

As of December 31, 2024, the unamortized stock option expense was $1,295,319. As of December 31, 2024, the weighted average period for the unamortized stock compensation to be recognized is 1.75 years.

Warrants

The following is an analysis of the stock warrant grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Warrants
Outstanding December 31, 2023	—	$—	—
Granted	55,000	$7.50	4.99
Expired	—	$—	—
Exercised	—	$—	—
Outstanding December 31, 2024	55,000	$7.50	4.13
Exercisable December 31, 2024	55,000	$7.50	4.38

A summary of the status of the Company’s nonvested warrants as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below:

Non-vested Warrants	Warrants	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	55,000	$7.50
Vested	(55,000)	$7.50
Forfeited	—	$—
Non-vested at December 31, 2024	—	$—

The total number of warrants granted during the years ended December 31, 2024 and 2023 was 55,000 and 0, respectively. The exercise price for these warrants was $7.50 per share and there was an intrinsic value of $0.

The Company recognized stock-based compensation expense related to warrant vesting amortization of $0 and $0 for the years ended December 31, 2024 and 2023, respectively.

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

RSUs

A summary of the status of the Company’s nonvested RSUs as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below:

Non-vested RSUs	RSUs	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	356,664	$1.12
Vested	64,498	$(1.30)
Forfeited	—	$—
Non-vested at December 31, 2024	292,166	$1.08

The total number of RSUs granted during the years ended December 31, 2024 and 2023 was 356,664 and 16,667, respectively. The exercise price for these RSUs was $0.64 or $1.30 per share.

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

The Company recognized stock-based compensation expense related to warrant vesting amortization of $104,484 and $0 for the years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 7 – LEGAL

Demand Letter from Mr. Kopfli’s Attorney

On February 14, 2024, the Board received a demand letter from an attorney representing Chromocell Holdings and the Company’s former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause” as disclosed elsewhere in this Report. Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of December 31, 2024, the Company had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. However, the Company believed the assertions made by Mr. Kopfli are without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in New York Action, asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings in connection with the Contribution Agreement between the Company and Chromocell Holdings. The Company also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from the Company. The Company sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims, and ordered an assessment of damages against Mr. Kopfli and Chromocell Holdings (currently scheduled to be held in May 2025). As of December 31, 2024, the Company has removed the accrual of $363,091 in compensation expenses and recorded a gain on default judgement in the same amount.

Parexel Claim

On July 31, 2024, the Company received a demand letter from an attorney representing Parexel International (IRL) Limited (“Parexel”).  The letter, which was addressed to both the Company and Chromocell Holdings, purports to be a notice of default of a note (the “Promissory Note”) between Chromocell Holdings and Parexel and seeks the payment of allegedly unpaid principal in the amount of $682,551 plus interest exceeding $177,000.  The Company denies that it is liable for any of the amounts sought by Parexel; the Company is not a party to the Promissory Note and does not believe it is liable for any amounts allegedly due thereunder.  The Company intends to defend itself vigorously in the matter.

NOTE 8 – INCOME TAX

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

For the years ended December 31, 2024 and 2023, there was no income tax provision recorded. The tax benefit was added to the net operating loss to which a full valuation allowance was applied.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	2024	2023
Income taxes at U.S. statutory rate	21.00%	19.11%
Income taxes at state rate	—%	9.00%
Change in valuation allowance	(21.00)%	(28.11)%
Total provision for income taxes	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are comprised of the following:

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$4,297,287	$2,248163
Stock-based compensation	470,245	518,174
Accrued compensation	—	181,576
Capitalized organizational costs	—	22,016
Capitalized intellectual property costs	—	620,440
Interest expense limitation	24,664	36,202
Capitalized R&D	799,623	—
Total deferred tax assets	5,591,819	3,626,571
Valuation allowance	(5,591,819)	(3,626,571)
Net deferred tax assets	—	—
Deferred tax liabilities
Total deferred tax liabilities	—	—
Net deferred taxes	$—	$—

For the years ended December 31, 2024 and 2023, the Company recorded a full valuation allowance of its deferred tax assets.

The Company has a net operating loss carryforward for federal tax purposes totalling approximately $16.4 million at December 31, 2024. Approximately $16.4 million net operating losses incurred in fiscal 2018 through fiscal 2024 that do not expire and can be utilized to offset up to 80% of future taxable income under the Tax Cuts and Jobs Act.

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

NOTE 9 – SEGMENT DISCLOSURE

The clinical-stage biotech segment focused on developing and commercializing new therapeutics to alleviate pain. Our clinical focus is to selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to prevent the transmission of pain perception to the central nervous system (“CNS”). Our goal is to develop a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system. This segment is currently pre-revenue.

The accounting policies of the clinical-stage biotech segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker assesses performance for the clinical-stage biotech segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as consolidated net loss.

The measure of segment assets is reported on the balance sheet as total assets.

The chief operating decision maker uses net loss to evaluate spending in deciding how funds should be allocated in preforming the Company’s research and development. Net loss is used to monitor budget versus actual results.

The Company has one reportable segment: clinical-stage biotech. This segment performs research and development for biotech products. Since the Company only has one segment, the segment information is the same as the consolidated financials.

The Company’s chief operating decision maker is the chief executive officer, with such individual also holding the position of chief financial officer.

NOTE 10 – SUBSEQUENT EVENTS

Bridge Note

On February 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $325,000 (the “Bridge Note”) to 3i, L.P., a Delaware limited partnership (the “Holder”), for a purchase price of $250,000, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325,000 or such amount equal to the outstanding principal amount of the Note together with interest. The Note will bear interest on the outstanding principal amount at an annual rate equal to 6.0%. The Note may be prepaid by the Company without penalty, in whole or in part, upon two days’ prior written notice to the Holder. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Note, will otherwise be due and payable on the earliest of: (i) May 25, 2025, (ii) the consummation of a Corporate Event (as defined in the Note), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the Note), such amounts are declared due and payable by the Holder or made automatically due and payable in accordance with the terms of the Note.