Form 10-Q
period 2025-03-31
Channel Therapeutics Corp
filed 2025-05-13
CIK 1919246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-41964

Channel Therapeutics Corporation

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

The number of shares of the registrant’s common stock outstanding as of May 13, 2025 is 6,595,850.

CHANNEL THERAPEUTICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

 CHANNEL THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$131,317	$513,443
Prepaid expenses	16,337	65,300
Due from Chromocell Corporation	40,400	40,400
Deferred offering costs	723,125	750,000

TOTAL CURRENT ASSETS	911,179	1,369,143

TOTAL ASSETS	$911,179	$1,369,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,603,605	$1,897,127
Loan payable, net of debt discount	2,371,540	2,054,202
Loan payable - related party, net of debt discount	131,868	131,868

TOTAL CURRENT LIABILITIES	5,107,013	4,083,197

TOTAL LIABILITIES	5,107,013	4,083,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.0001 par value, 700,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 2,600 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 6,183,562 and 6,103,813 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	621	613
Additional paid in capital	19,246,143	18,760,320
Accumulated deficit	(23,442,598)	(21,474,987)
TOTAL STOCKHOLDERS’ DEFICIT	(4,195,834)	(2,714,054)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$911,179	$1,369,143

The accompanying notes are an integral part of these consolidated financial statements.

CHANNEL THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

OPERATING EXPENSES
General and administrative expenses	$1,090,049	$787,561
Research and development	194,298	466,606
Professional fees	549,630	679,815
Total operating expenses	1,833,977	1,933,982

NET LOSS FROM OPERATIONS	(1,833,977)	(1,933,982)

OTHER EXPENSE
Interest expense	(133,634)	(628,348)
Total other expense	(133,634)	(628,348)

Net loss before provision for income taxes	(1,967,611)	(2,562,330)

Provision for income taxes	—	—

NET LOSS	$(1,967,611)	$(2,562,330)

Net loss per common share - basic and diluted	$(0.32)	$(0.55)

Weighted average number of common shares outstanding during the period - basic and diluted	6,127,924	4,690,989

The accompanying notes are an integral part of these consolidated financial statements.

CHANNEL THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2023	600,000	$60	—	$—	3,906,300	$391	$7,074,646	$(13,519,649)	$(6,444,552)

Stock-based compensation	—	—	—	—	—	—	292,552	—	292,552
Issuance cost from common stock issued for extension of bridge loan	—	—	—	—	81,112	9	447,770	—	447,779
Conversion of preferred stock into Common Stock	(600,000)	(60)	—	—	499,429	50	10	—	—
Common stock issued for cash	—	—	—	—	1,100,000	110	5,971,890	—	5,972,000
Standby agreement	—	—	—	—	37,500	4	(4)	—	—
Recission of common stock	—	—	—	—	(111,129)	(11)	(91,501)	—	(91,512)
Transfer of liabilities to Channel Corp. for Preferred C share	—	—	2,600	—	—	—	2,153,362	—	2,153,362
Common Stock issued for conversion notes	—	—	—	—	253,492	25	1,362,796	—	1,362,821
Net loss	—	—	—	—	—	—	—	(2,562,330)	(2,562,330)

Balance March 31, 2024	—	$—	2,600	$—	5,766,704	$578	$17,211,521	$(16,081,979)	$1,130,120

CHANNEL THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2024	—	$—	2,600	$—	6,103,813	$613	$18,760,320	$(21,474,987)	$(2,714,054)

Stock-based compensation	—	—	—	—	—	—	403,921	—	403,921
Restricted Stock Units expense	—	—	—	—	46,345	4	51,906	—	51,910
Shares issued for services	—	—	—	—	16,904	2	29,998	—	30,000
Shares issued for cash	—	—	—	—	16,500	2	(2)	—	—
Net loss	—	—	—	—	—	—	—	(1,967,611)	(1,967,611)

Balance March 31, 2025	—	$—	2,600	$—	6,183,562	$621	$19,246,143	$(23,442,598)	$(4,195,834)

 The accompanying notes are an integral part of these consolidated financial statements.

CHANNEL THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,967,611)	$(2,562,330)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	94,213	605,630
Stock-based compensation	485,831	292,552
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	706,478	90,994
Accrued compensation	—	(152,023)
Due from Chromocell Corporation	—	(45,786)
Prepaid expenses	48,963	(220,930)
Net Cash Used In Operating Activities	(632,126)	(1,991,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable, net of debt discount	250,000	—
Payment of bridge loan, net of debt discount	—	(214,757)
Common stock issued for cash	—	5,972,000
Recission of common stock	—	(91,512)
Net Cash Provided By Financing Activities	250,000	5,665,731

NET CHANGE IN CASH	(382,126)	3,673,838

CASH AT BEGINNING OF YEAR	513,443	96,391

CASH AT END OF YEAR	$131,317	$3,770,229

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$11,250	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from common stock issued for extension of bridge loan	$—	$447,779
Conversion of notes to common stock	$—	$1,362,821
Transfer of liabilities to Chromocell Corporation for Series C Preferred Stock	$—	$2,153,362
Offering costs recorded to debt discount	$26,875	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHANNEL THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Channel Therapeutics Corporation (“Channel” or the “Company”) was incorporated in Delaware on March 19, 2021. On November 18, 2024 (“Reincorporation Merger Effective Date”), Chromocell Therapeutics Corporation, a Delaware corporation (the “Predecessor”), merged with and into its wholly-owned subsidiary, Channel Therapeutics Corporation, a Nevada corporation (the “Reincorporation Merger”), pursuant to an agreement and plan of merger, dated as of November 18, 2024 (the “Reincorporation Merger Agreement”). All information disclosed in this Form 10-Q for periods prior to the Reincorporation Merger Effective Date relates to the Predecessor, and all information disclosed in this Form 10-Q for periods after the Reincorporation Merger Effective Date relates to Channel Therapeutics Corporation, a Nevada corporation.

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

During the three months ended March 31, 2025, the Company had a net loss of approximately $2.0 million. As of March 31, 2025, the Company has cash of approximately $0.1 million and a working capital deficit $4.2 million.

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these consolidated financial statements. While the Company will continue to invest in its business and the development of CC8464, CT2000, and CT3000, and potentially other molecules, it is unlikely that the Company will generate product or licensing revenue during the next twelve months. During the three months ended March 31, 2024, the Company completed its initial public offering, raising $5.7 million, after deducting the underwriting discounts and commissions and offering expenses, and it is likely the Company will need to raise additional funds through either strategic partnerships or the capital markets. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2025 and 2024. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company did not have any cash equivalents.

As of March 31, 2025, the Company did not have deposits in excess of federally insured limits.

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

Below is a disaggregation of R&D expenses:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Consultant	$88,255	$30,033
Lab Materials	605	—
Lab Cell Storage	15,428	24,127
Chemistry Manufacturing and Controls (“CMC”)	82,170	303,397
IP Services	7,840	109,049
Total	$194,298	$466,606

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2025, 870,449 stock options, 55,000 warrants, and 245,821 unvested restricted stock units (“RSUs”) were excluded from dilutive earnings per share as their effects were anti-dilutive. As of March 31, 2024, 197,560 stock options and 55,000 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual periods beginning after December 15, 2024. The Company is currently evaluating the impact ASU No. 2023-09 will have on its condensed consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, "Disaggregation of Income Statement Expenses," which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed consolidated financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due from/to Chromocell Holdings

As of March 31, 2025 and December 31, 2024, the Company had a $40,400 asset due from Chromocell Holdings. This amount is comprised of expenses paid by the Company to be reimbursed by Chromocell Holdings. No interest is incurred on these amounts.

Related Party Note

On May 10, 2024, the Company and Camden Capital LLC, a company controlled by Mr. Knuettel, the Company’s Chief Executive Officer and Chief Financial Officer, converted certain payables into a promissory note for $131,868. The note matures on December 15, 2024, or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. As of March 31, 2025, the note was in default, though the Company has not received any notice from Mr. Knuettel. The note accrued interest at the rate of 4.86% per annum through December 15, 2024 and 6.86% thereafter. As of March 31, 2025, the note had an outstanding principal of $131,868 and accrued interest of $6,472.

Outstanding Principal on Related Party Notes

Note Payable – Related Party	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Related Party Note	$131,868	$—	$131,868
Total As of March 31, 2025	$131,868	$—	$131,868

Note Payable – Related Party	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Related Party Note	$131,868	$—	$131,868
Total As of December 31, 2024	$131,868	$—	$131,868

NOTE 5 – NOTES PAYABLE

May Promissory Note

On May 10, 2024, the Company converted accounts payable with a professional advisor into a promissory note in the amount of $1,455,416. The note matures on December 15, 2024 or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. As of March 31, 2025, the note was in default, though the Company has not received any notice from the professional advisor. The note accrued interest at the rate of 4.86% per annum through December 15, 2024 and 6.86% thereafter. As of March 31, 2025, the note had an outstanding principal of $1,455,416 and accrued interest of $71,435.

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

The July Note is redeemable by the Company in whole or in part at any time after issuance and prior to the July Note Maturity Date in cash at a price equal to 110% of the greater of (i) the July Note’s outstanding principal amount, plus all accrued but unpaid interest and late charges due under the July Note (the “July Note Conversion Amount”) being redeemed as of the date on which such redemption will occur (the “Company Optional Redemption Date”) and (ii) the product of (1) the number of July Note Conversion Shares then issuable under the July Note multiplied by (2) the highest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding the date of the Company Optional Redemption Notice (as defined below) and ending on the trading day immediately prior to the date the Company makes the entire payment. The Company may deliver only one notice to exercise its right to require redemption (the “Company Optional Redemption Notice”) in any given 20 trading day period and each Company Optional Redemption Notice is irrevocable. At any time prior to the date on which such optional redemption payment is paid in full, the July Note may be converted by the July Note Holder into shares of Common Stock in accordance with the conversion terms thereof.

As of March 31, 2025, there was ($307)  in accrued interest and $88,740 unamortized debt discount on the July Note. Interest expense totalled $10,744 for the three months ended March 31, 2025, compared to $0 for three months ended March 31, 2024. The Company recognized $65,561 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the three months ended March 31, 2025 and 2024. As of March 31, 2025 there was $726,212 in outstanding principal on the July Note.

Waiver of Exchange Cap

On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved the waiver of the Exchange Cap in connection with the July Note and the CEF Purchase Agreement.

February Bridge Note

On February 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $325,000 (the “February Bridge Note”) to 3i, L.P., a Delaware limited partnership (the “Holder”), for a purchase price of $250,000, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325,000 or such amount equal to the outstanding principal amount of the February Bridge Note together with interest. The February Bridge Note bears interest on the outstanding principal amount at an annual rate equal to 6.0%. The February Bridge Note may be prepaid by the Company without penalty, in whole or in part, upon two days’ prior written notice to the Holder. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the February Bridge Note, will otherwise be due and payable on the earliest of: (i) May 25, 2025, (ii) the consummation of a Corporate Event (as defined in the February Bridge Note), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the February Bridge Note), such amounts are declared due and payable by the Holder or made automatically due and payable in accordance with the terms of the February Bridge Note.

As of March 31, 2025, there was $1,816 in accrued interest and $46,348 unamortized debt discount on the February Bridge Note. Interest expense totalled $1,816 for the three months ended March 31, 2025, compared to $0 for three months ended March 31, 2024. The Company recognized $28,652 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the three months ended March 31, 2025 and 2024. As of March 31, 2025, there as $325,000 in outstanding principal on the February Bridge Note.

Outstanding Principal on Notes

Loan Payable	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
May Promissory Note	$1,455,416	$—	$1,455,416
Convertible Note	726,212	(88,740)	637,472
February Bridge Note	325,000	(46,348)	278,652
Total As of March 31, 2025	$2,506,628	$(135,088)	$2,371,540

Loan Payable	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
May Promissory Note	$1,455,416	$—	$1,455,416
Convertible Note	726,212	(127,426)	598,786
Total As of December 31, 2024	$2,181,628	$(127,426)	$2,054,202

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

2023 Plan Amendment

On June 12, 2024, the Board authorized an amendment to the Channel Therapeutics Corporation 2023 Equity Incentive Plan (the “2023 Plan”) to increase the number of shares of Common Stock authorized for issuance thereunder by 1,500,000 from 444,444 shares to 1,944,444 shares. On October 22, 2024, the 2023 Plan Amendment was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting.

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

Rights Offering

On November 22, 2023, the Company commenced a rights offering (the “Rights Offering”) pursuant to which the Company distributed non-transferable subscription rights (“Subscription Rights”) to each holder of its Common Stock held as of 5:00 p.m. Eastern Standard Time on November 22, 2023, the record date for the Rights Offering (the “Rights Offering Record Date”). The Subscription Rights could be exercised at any time during the subscription period, which commenced on November 22, 2023 and expired at 5:00 p.m., Eastern Standard Time, on December 1, 2023. Each Subscription Right entitled the eligible holder to purchase up to three shares of the Company’s Common Stock at a price per whole share of Common Stock of $0.1008 (the “Subscription Price”). Holders who fully exercised their rights could also subscribe for additional shares of Common Stock not subscribed for by other holders on a pro rata basis. In addition, the Company could distribute to one or more additional persons, at no charge to such person, additional non-transferable subscription rights to purchase shares of its Common Stock in the Rights Offering at the same Subscription Price, without notice to the holders of its Common Stock. Upon the closing of the Rights Offering, the Company issued an aggregate of 2,533,853 shares of Common Stock and received aggregate net proceeds of $255,412, after giving effect to (i) the amendments to the senior secured convertible notes issued to such affiliates of the A.G.P. (the "Representative") in April 2023 for an aggregate principal amount of $393,808 (the "April Bridge Financing") and amendment to the senior secured convertible notes issued to such affiliates of the Representative in September 2023 for an aggregate principal amount of $198,128 (the "September Bridge Financing") to remove the automatic conversion features from such notes and (i) the Stock Rescission Agreement (as defined below) with certain affiliates of the Representative (collectively, the "Representative Affiliate Transactions"), which it intended to use primarily for general corporate purposes and expenses associated with the IPO.

Stock Recission Agreement

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. (the “Stock Recission Agreement”) pursuant to which the Company rescinded 111,129 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,512 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At March 31, 2025 and December 31, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

Equity Issuances

On June 12, 2024, the Company entered into a twelve-month agreement with a vendor to issue up to 7,500 share of Common Stock per month for services performed by such vendor. As of March 31, 2025, the Company has issued 68,091 shares of Common Stock pursuant to this agreement, of which 16,904 shares were issued during the three months ended March 31, 2025.

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

Stock Repurchase Plan

On August 5, 2024, the Board authorized a stock repurchase plan (the “Repurchase Plan”) pursuant to which up to $250,000 of the Company’s Common Stock may be repurchased prior to December 31, 2024, unless completed sooner or otherwise extended. During the three months ended March 31, 2025, the Company repurchased 0 shares of Common Stock. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and actual number of shares repurchased will depend on a variety of factors including trading price, the Company’s financial performance, corporate and regulatory requirements and other market conditions.

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

Options

During the three months ended March 31, 2025 and 2024, the Company granted no stock options related to the Company’s common stock.

With certain adjustments outlined below, the Company based its determination of the underlying fair value of the Company’s Common Stock on the findings of an independent third party engaged by the Company to determine the fair value of the Company’s intellectual property. The Company had the analysis conducted in conjunction with the Contribution Agreement, which was executed on August 10, 2022. The analysis determined that the fair value of the Company’s intellectual property was $44.8 million. At the time of the Contribution Agreement and the option grants, there was 1,187,302 shares (on an as converted basis reflecting the conversion of the 600,000 Series A Convertible Preferred Stock held by Chromocell Holdings). As of March 31, 2025, all of the Series A Convertible Preferred Stock shares have been converted. The resulting value per share of common stock was $37.71. The Company then adjusted this value in accordance with the following:

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

The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

The following is an analysis of the stock option grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2024	870,449	$5.85	9.19
Granted	—	—	—
Expired	—	—	—
Exercised	—	—	—
Outstanding March 31, 2025	870,449	$5.85	8.94
Exercisable March 31, 2025	409,679	$9.60	8.69

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2023	197,560	$22.68	9.08
Granted	—	$—	—
Expired	—	$—	—
Exercised	—	$—	—
Outstanding March 31, 2024	197,560	$22.68	8.83
Exercisable March 31, 2024	127,723	$22.68	8.83

A summary of the status of the Company’s nonvested options as of March 31, 2025 and 2024, and changes during three months ended March 31, 2025 and 2024, is presented below:

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2024	560,928	$2.93
Granted	—	—
Vested	(100,158)	4.85
Forfeited	—	—
Non-vested at March 31, 2025	460,770	$2.51

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2023	113,429	$22.68
Granted	—	—
Vested	(43,592)	22.68
Forfeited	—	—
Non-vested at March 31, 2024	69,837	$22.68

The total number of options granted during the three months ended March 31, 2025 and 2024 was 0 and 0, respectively.

The Company recognized stock-based compensation expense related to option vesting amortization of $403,921 and $292,552 for the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

As of March 31, 2025, the unamortized stock option expense was $891,399. As of March 31, 2025, the weighted average period for the unamortized stock compensation to be recognized is 1.07 years.

Warrants

The following is an analysis of the stock warrant grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Warrants
Outstanding December 31, 2024	55,000	$7.50	4.13
Granted	—	—	—
Expired	—	—	—
Exercised	—	—	—
Outstanding March 31, 2025	55,000	$7.50	3.88
Exercisable March 31, 2025	55,000	$7.50	3.88

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Warrants
Outstanding December 31, 2023	—	$—	—
Granted	55,000	7.50	4.88
Expired	—	—	—
Exercised	—	—	—
Outstanding March 31, 2024	55,000	$7.50	4.88
Exercisable March 31, 2024	55,000	$7.50	4.88

A summary of the status of the Company’s nonvested warrants as of March 31, 2025 and 2024, and changes during the three months ended March 31, 2025 and 2024, is presented below:

Non-vested Warrants	Warrants	Weighted- Average Exercise Price
Non-vested at December 31, 2024	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2025	—	$—

Non-vested Warrants	Warrants	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	55,000	7.50
Vested	(55,000)	7.50
Forfeited	—	—
Non-vested at March 31, 2024	—	$—

The total number of warrants granted during the three months ended March 31, 2025 and 2024 was 0 and 55,000, respectively. The exercise price for these warrants was $7.50 per share and there was an intrinsic value of $0.

The Company recognized stock-based compensation expense related to warrant vesting amortization of $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

RSUs

A summary of the status of the Company’s nonvested RSUs as of March 31, 2025, and changes during the three months ended March 31, 2025, is presented below:

Non-vested RSUs	RSUs	Weighted- Average Exercise Price
Non-vested at December 31, 2024	292,166	$1.08
Granted	—	—
Vested	(46,345)	(1.10)
Forfeited	—	—
Non-vested at March 31, 2025	245,821	$1.07

The total number of RSUs granted during the three months ended March 31, 2025 and 2024 was 0 and 0, respectively.

The Company recognized stock-based compensation expense related to warrant vesting amortization of $51,910 and $0 for the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

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

NOTE 8 – SEGMENT DISCLOSURE

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

NOTE 9 – SUBSEQUENT EVENTS

Merger Agreement

On April 16, 2025, the Company, CHRO Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), and LNHC, Inc., a Delaware corporation (“LNHC”), and solely for the purposes of Article III thereof, Ligand Pharmaceuticals Incorporated, a Delaware corporation and the parent of LNHC (“Ligand”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into LNHC, with LNHC continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or, in the event that the former stockholders of LNHC and certain other persons are in “control” of the Company immediately after the Merger (within the meaning of Section 368(c) of the Code), the Merger is also intended to qualify as a non-taxable exchange of shares of LNHC capital stock for the Company’s Common Stock, within the meaning of Section 351(a) of the Code.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each then outstanding share of LNHC capital stock will be converted into the right to receive a number of shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) of the Company (subject to the payment of cash in lieu of fractional shares) calculated in accordance with the Merger Agreement (the ratio of such conversion, the “Exchange Ratio”). The Exchange Ratio represents the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock that will be received for each LNHC share outstanding immediately prior to the Merger. It is calculated by dividing the shares of Common Stock (derived from the post-closing shares of Common Stock and the LNHC allocation percentage based on the relative valuations of $67 million for LNHC and $15 million for the Company) by the total number of LNHC shares outstanding.

Based on current capitalization, upon the closing of the Merger, after giving effect to the PIPE Financing (as defined below), on a pro forma basis and based upon the number of shares of Common Stock expected to be issued in the Merger, the Company securityholders as of immediately prior to the Merger are expected to own approximately 8.0% of the outstanding shares of capital stock of the Company, Ligand, including its participation in the PIPE Financing, is expected to own approximately 55.9% of the outstanding shares of capital stock of the Company, and the other PIPE Investors (as defined below) are expected to own approximately 36.2% of the outstanding shares  of capital stock of the Company, in each case, on a fully-diluted basis, calculated using the treasury stock method, subject to certain assumptions, including, but not limited to, a valuation for LNHC equal to $67 million and a valuation for the Company equal to $15 million, in each case as further described in the Merger Agreement. For purposes of calculating the Exchange Ratio, shares of Common Stock underlying the Company stock options outstanding as of immediately prior to the closing of the Merger with an exercise price of less than the volume weighted average closing trading price of a share of Common Stock on The NYSE American LLC (the “NYSE American”) for the five consecutive trading days ending five trading days immediately prior to the closing of the Merger will be deemed to be outstanding, and, such shares will be calculated using the treasury stock method.

Each of the Company and LNHC has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (i) obtaining the requisite approvals of their respective stockholders, (ii) non-solicitation of alternative acquisition proposals, (iii) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger and (iv) the Company using its commercially reasonable efforts to maintain the existing listing of the Common Stock on the NYSE American and the Company causing the shares of Common Stock issuable upon conversion of the Series A Preferred Stock to be issued in connection with the Merger to be approved for listing on the NYSE American at or prior to the Effective Time.

The consummation of the Merger is subject to certain closing conditions, including, among other things, (i) the Merger Agreement having been approved by means of written consents by the requisite stockholders of LNHC and the Company, (ii) the issuance of the Common Stock and the amendment to the Company’s articles of incorporation to change the name of the Company to “Pelthos Therapeutics Inc.” having been approved and ratified, respectively, by means of the written consent by the requisite consent of the Company stockholders under applicable law and the NYSE American regulations, (iii) no governmental entity of competent jurisdiction having enacted, issued, promulgated, enforced or entered any order, executive order, stay, decree, judgment or injunction (preliminary or permanent) or statute, rule or regulation which is in effect and which has the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger, (iv) the approval of the listing of the additional shares of Common Stock issuable upon conversion of the Series A Preferred Stock on the NYSE American having been obtained and the shares of Common Stock issuable upon conversion of the Series A Preferred Stock to be issued in the Merger pursuant to the Merger Agreement having been approved for listing, subject to official notice of issuance, on the NYSE American; (v) entry into the Royalty Agreements (as defined in therein), and (vi) the PIPE Financing having been consummated or being consummated concurrently with the closing of the Merger or immediately before the closing of the Merger in accordance with the terms of the Securities Purchase Agreement (as defined below). Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger, and the absence of any material adverse effect affecting the other party that is continuing on the closing date.

The Merger Agreement contains certain termination rights of each of the Company and LNHC, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement if the other party exercises its “fiduciary out” prior to receiving the requisite stockholder consent. All fees and expenses incurred in connection with the Merger Agreement and the other transactions contemplated by the Merger Agreement will be paid by the party incurring such expenses, whether or not the Merger is consummated. Notwithstanding the foregoing, the Company and LNHC will equally share (i) all fees and expenses of the exchange agent and (ii) all fees and expenses, other than accountants’ and attorneys’ fees, incurred with respect to the printing filing and mailing of an information statement and any amendments or supplements thereto.

Immediately following the Merger, the board of directors of the combined company will consist of Mr. Scott Plesha, Mr. Peter Greenleaf, Mr. Matt Pauls, Mr. Todd Davis, Mr. Richard Baxter, Dr. Richard Malamut and Mr. Ezra Friedberg.

Immediately following the Merger, the executive management team of the combined company is expected to consist of members of the LNHC and CHRO executive management teams prior to the Merger, including Scott Plesha as Chief Executive Officer and Francis Knuettel II as Chief Financial Officer.

Securities Purchase Agreement

On April 16, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement” and together with the Merger Agreement, the “Transaction Agreements”) with LNHC, and certain investors, which includes Nomis Bay Ltd (“Nomis Bay”) and Ligand (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase in cash an aggregate of approximately 50,100 of shares of Series A Preferred Stock, at a price per share equal to $1,000 (the “Purchase Price”) (such transaction, the “PIPE Financing” and together with the Merger, the “Transactions”). The PIPE Financing is expected to close immediately prior to the closing of the Merger. The gross proceeds from the PIPE Financing are expected to be approximately $50.1 million, which amount will include the cancellation of any outstanding amounts under certain bridges notes provided by certain of the PIPE Investors, before paying estimated expenses. The closing of the PIPE Financing is conditioned upon the closing of the Merger, entry into the Royalty Agreements (as defined in the Securities Purchase Agreement), as well as certain other conditions. The Series A Preferred Stock and the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the PIPE Financing will be issued pursuant to an exemption from the registration requirements of the Securities Act, and the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock will be registered pursuant to a resale registration statement (the “Registration Statement”).

The Company also agreed to defend, indemnify and hold harmless the PIPE Investors and their respective stockholders, partners, members, officers, directors, employees, direct or indirect investors, and any of their agents or other representatives against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (including reasonable attorneys’ fees) arising out of or relating to: (i) any misrepresentation or breach of any representation or warranty made by the Company or its subsidiaries, (ii) any breach of any covenant, agreement or obligation owed by the Company or its subsidiaries, or (iii) any cause of action, suit, proceeding or claim brought by a third party, including any derivative action, that arises out of or relates to (A) the execution, delivery, performance or enforcement of the Purchase Agreement and related transaction documents, (B) any transaction financed or to be financed in whole or in part with the proceeds of the PIPE Financing, or (C) the status of such PIPE Investor either as an investor in the Company pursuant to the transactions contemplated by the Purchase Agreement or as a party to the Purchase Agreement and related transaction documents.

July Note Conversions

On July 24, 2024, the Company entered into a securities purchase agreement with the July Note Holder, pursuant to which the Company issued to the July Note Holder the July Note in the aggregate principal amount of $750,000, which is convertible into shares of Common Stock. On April 16, 2025, the July Note Holder converted $400,000 of principal of its note, at a conversion price of $1.506 per share, into 265,606 shares of the Company’s common stock and on April 21, the July Note Holder further converted $200,000 of principal of its note, at a conversion price of $1.506 per share, into 132,803 shares of the Company’s Common Stock. Following these conversions, approximately $131,868 of the original $750,000 principal remains outstanding.

May Bridge Note

On May 8, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $325,000 (the “May Bridge Note”) to the Holder, for a purchase price of $250,000, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325,000 or such amount equal to the outstanding principal amount of the May Note together with interest. The May Bridge Note bears interest on the outstanding principal amount at an annual rate equal to 6.0%. The May Bridge Note may be prepaid by the Company without penalty, in whole or in part, upon two days’ prior written notice to the Holder. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the May Bridge Note, will otherwise be due and payable on the earliest of: (i) September 30, 2025, (ii) the consummation of a Corporate Event (as defined in the May Bridge Note), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the Note), such amounts are declared due and payable by the Holder or made automatically due and payable in accordance with the terms of the May Bridge Note.

February Bridge Note Amendment

On May 12, 2025, the Company executed a first amendment (the “February Bridge Note Amendment”) to the February Bridge Note. The February Bridge Note Amendment extends the maturity date of the February Bridge Note from May 25, 2025 to September 30, 2025. Aside from extending the maturity date of the February Bridge Note, the February Bridge Note Amendment does not amend, alter, restate or otherwise change the principal terms and conditions of the February Bridge Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Channel Therapeutics Corporation’s (“Channel”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; our current liquidity position, the need to obtain additional financing to support ongoing operations, Channel’s ability to continue as a going concern; Channel’s ability to maintain the listing of its Common Stock on the NYSE American LLC, Channel’s ability to manage costs and execute on its operational and budget plans; and, Channel’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

Channel has formally launched three programs developing pain treatment therapeutics, all of which are based on the same proprietary molecule, as follows:

Eye Pain: Based on a novel formulation of CC8464, its Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. Channel intends to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. Channel has developed topical ophthalmic formulations and are pursuing trial plans as set forth below.

Current options for the treatment of ocular pain center on the use of corticosteroids and non-steroidal anti-inflammatory drug (“NSAID”) based therapeutics. These options suffer from sight-threatening complications such as Glaucoma and corneal melting, thus there is a large unmet need for other approaches. As an example of the potential patient population, Channel estimates that there are approximately 5 million cases of corneal abrasions per year in the United States. In addition, other potential indications associated with eye pain include:

●	severe dry eye,
●	side effects from photorefractive keratectomy (PRK) and pterygium surgery,
●	second eye cataract surgery,
●	neuropathic corneal pain, and
●	severe uveitis and severe iritis/scleritis.

As NaV1.7 channels are present on the cornea and is a viable biological target for treating eye pain, Channel believes that it has a sound scientific basis for its ability to treat a multitude of eye pain indications. It has successfully developed an eye drop formulation and has determined that the eye drops are well tolerated by animals.

Channel has two completed animal efficacy studies and are in the process of completing pivotal IND enabling ophthalmic toxicology studies. Channel expects to announce the toxicology results in May 2025. The efficacy studies are as follows:

Trial One

In the first trial, rabbits were treated with capsaicin (i.e., Pepper spray) to mimic an acute ocular insult in a common, validated model for acute eye pain studies. Following the capsaicin treatment, the rabbits were treated with CT2000, which was dosed four times over a 24-hour period. Pain was measured by the number of paw wipes over 60 seconds (paw wipes are a recognized surrogate of eye pain in animal models). The results showed that CT2000 significantly reduced the number of paw wipes within 15 minutes of administration of capsaicin and that CT2000 continued to show efficacy over a 60-minute period following administration. This eye pain model was only validated for a short duration, with the results summarized in the following graph:

RABBIT CAPSAICIN MODEL OF ACUTE PAIN
Number of Wipes / 60s
14
12
10
8
6
4
2
-
P=0.03
P=0.01
Baseline
Treatment
Baseline
Treatment
15 Min - CT2000
60 Min - CT2000

Trial Two

In the second trial, benzalkonium chloride (“BAC”) was instilled in mice eyes over a multiday period to create a model of dry eye disease (the study was repeated twice). BAC is a detergent that irritates the eyes and simulates dry eye disease. As with the capsaicin model summarized above, increased paw wipes over 60 seconds are a surrogate to measure ocular pain. Following the induction of dry eye using BAC, the mice were dosed with CT2000 four times per day for 7 days. CT2000 reduced the frequency of paw wipes within a single day of administration and showed cumulative efficacy over time (the analgesic effect appeared to further improve when dosed over several days). The results after 1 day of dosing CT2000 are summarized in the following graph:

MOUSE MODEL FOR BAC-INDUCED DRY EYE
Number of Wipes / 30s
20
18
16
14
12
10
8
6
4
2
-
Model Ctrl + Placebo
BAC Model + Placebo
BAC Model + CT2000

Following the animal studies, if successful, Channel intends to move into proof-of-concept (“POC”) studies in humans. Channel plans to conduct the POC study in Australia to avail itself of the streamlined regulatory structure and a 43.5% tax credit for clinical expenses incurred in Australia and, on January 9, 2023, established an Australian subsidiary through which the work will be conducted. Channel is planning to conduct the POC in a clinic in Brisbane, Australia and are is in the process of contracting the services to perform a trial in patients suffering from pain associated with dry-eye disease.

Depot Program: Based on several novel formulations of CC8464, Channel’s most recently launched program, titled CT3000, is for the potential treatment of post operative pain with the use of nerve blocks.  Examples would include knee surgery or shoulder surgery. Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery. Doctors often want patients to move soon after surgery to avoid complications such as blood clots. A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement like other local anesthetics.

Channel has successfully developed a number of formulations and in December 2024, announced that it achieved its endpoints in two pre-clinical in vivo models of Channel’s nerve block formulations for acute pain, showing material improvement over the existing standard of care, bupivacaine, in both efficacy and duration.

Channel performed a thermal hyperalgesia test in rodents with a placebo arm, bupivacaine arm and four arms of the main formulations of Channel’s molecule. Channel also performed a mechanical allodynia test in rodents with the same arms as above. For both models, the drugs were administered as a sciatic nerve block. All four Company formulations showed a depot effect in excess of four days, an improvement over bupivacaine, the current standard of care.

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

Following the close of the Merger, Channel will review the timing and budget related to the commencement of toxicology and CMC work and a subsequent human POC trial.

Neuropathic Pain: CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 channels in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other channels in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies (described below) and the Phase 1 studies Channel has completed to date, Channel believes that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in Erythromelalgia (“EM”) and idiopathic small fiber neuropathy (“iSFN”).

Channel conducted four Phase 1 trials with 207 patients. The results showed that CC8464 has a good overall tolerability and demonstrated no liver or renal toxicity, no central nervous system changes and no cardiovascular findings but may cause skin rashes in certain patients. The occurrence of skin rashes is not uncommon with the class of molecules to which CC8464 belongs and the rashes were successfully treated in all cases with topical steroids and/or topical antihistamines (with the exception of one patient requiring systemic steroids).

As a result of the potential for skin rashes, following discussions with the FDA, Channel will conduct a slow dose escalation study to further evaluate the incidence of rashes. By titrating the dose over several weeks, Channel anticipates that Channel will reduce or eliminate this side effect. Channel expects that the slow dose escalation study will also help determine the need for dose escalation in the final treatment regime. Even though the FDA has in the past approved drugs that listed rashes as a potential side effect, Channel does not know if CC8464 will be approved by the FDA (or any foreign authority).

When the dose escalation trial is funded, Channel will enroll approximately 20 healthy volunteers who will receive CC8464 over a period of several weeks, with the dose escalation study expected to take approximately 9-12 months in total. Channel anticipates that the slower dose escalation will decrease the likelihood of drug-related skin reactions. The primary endpoint of the dose escalation trail will be safety and tolerability of the slower dose titration; however, Channel will also be measuring blood concentrations of CC8464, which will allow it to better understand the pharmacokinetics of CC8464. Even if it is ultimately determined that Channel will need an escalation period for chronic pain treatment therapy, which patients could well take for the remainder of their lives, Channel does not believe the dose escalation approach will be consequential.

When and if Channel decides to move forward with the CC8464, Channel expects to conduct the dose escalation trial in Australia to avail itself of the streamlined regulatory structure and tax credit set forth above, utilizing its Australian subsidiary through which the work will be conducted. The location of the POC has not been determined at this time, with availability of facilities and patient population, costs, tax credits, centers of excellence in the respective fields (EM or iSFN) are all factors in the ultimate determination of the location.

In parallel with the dose escalation study, Channel expects to run a pilot efficacy study on approximately ten EM patients. In this study, Channel will induce EM flares, determine baseline pain, and then dose escalate CC8464, after which, Channel will attempt to induce flares. The primary endpoint will be the amount of pain experienced, and the secondary endpoint is a determination if CC8464 reduces the frequency of EM flares.

Channel is currently working on the development of the Phase 2a POC plan and expect to launch the Phase 2a POC study following the dose escalation study and EM pilot study, to assess the potential efficacy of CC8464 in iSFN patients. Both of iSFN and EM are orphan indications for which Channel plans to apply for orphan drug designations. The orphan indication may decrease the scope of the ultimate development program that is necessary for approval and is associated with a marketing exclusivity period from the FDA along with some tax advantages.

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

The potential population for EM in the United States is estimated to be between 5,000 and 50,000 patients and the potential population for iSFN in the United States is estimated to be between 20,000 and 80,000 patients. In both instances, Channel expects patients would potentially take its drug for the remainder of their lives, and given the lack of good therapeutic alternatives, Channel expects to have a robust, ongoing, and durable market.

The Phase 2a results will have significance beyond EM and iSFN and provide important insights about NaV1.7 as a potential target to find novel pain medications as an alternative to opioids, the continuing primary standard of care in analgesics. Channel believes that positive results from the Phase 2a study could not only act as support for CC8464’s potential in EM and iSFN but may also provide guidance of its potential for other indications of peripheral neuropathic pain.

Channel may further expand its pipeline with other internal or external compounds in the future, but all other internally discovered compounds are pre-clinical.

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

Rizatriptan, whose brand name is Maxalt, is used for the acute treatment of migraines as a pill. By a number of clinical measures, it is thought to be superior to Sumatriptan. Both Rizatriptan and Sumatriptan belong to a family of tryptamine-based medications named “triptans” that work as serotonin 1A receptor (or 5-HT1A-receptor) agonists and are indicated for the treatment of migraine. An intranasal spray formulation of Rizatriptan (the “Rizatriptan Spray Formulation”) may potentially have a faster onset of action than an oral form and may be easier to tolerate than swallowing a pill when patients are experiencing nausea as a result of the migraine headache. According to a study that was reported in 2001, Rizatriptan has a higher bioavailability and a more rapid onset of action which may be responsible for better results in resolving migraines as well as better results in patients reporting that they are “pain free” after 2 hours. Both Sumatriptan and Rizatriptan are competitors for the same indication, though neither are widely marketed because they are generic drugs.

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

Background

Channel Therapeutics Corporation (“Channel” or the “Company”) was incorporated in Delaware on March 19, 2021. On November 18, 2024 (“Reincorporation Merger Effective Date”), Chromocell Therapeutics Corporation, a Delaware corporation (the “Predecessor”), merged with and into its wholly-owned subsidiary, Channel Therapeutics Corporation, a Nevada corporation (the “Reincorporation Merger”), pursuant to an agreement and plan of merger, dated as of November 18, 2024 (the “Reincorporation Merger Agreement”). All information disclosed in this Form 10-Q for periods prior to the Reincorporation Merger Effective Date relates to the Predecessor, and all information disclosed in this Form 10-Q for periods after the Reincorporation Merger Effective Date relates to Channel Therapeutics Corporation, a Nevada corporation.

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

On December 18, 2024, 747,187 shares of Common Stock and 2,600 shares of Series C Preferred Stock held by Chromocell Holdings were transferred by the Company to AWI in satisfaction of a default judgement against Chromocell Holdings regarding the default by Chromocell Holdings of a secured promissory note by order of the Supreme Court of the State of New York, County of New York on November 25, 2024 in the matter Alexandra Wood (Canada) Inc v. Chromocell Corp., Index No. 651735/2024. AWI subsequently transferred 173,000 shares of Chromocell Holding’s shares of Common Stock that it received such that AWI now owns 574,187 shares of the Common Stock originally issued to Chromocell Holdings in connection with the Contribution Agreement.

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

Merger Agreement

On April 16, 2025, the Company, CHRO Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), and LNHC, Inc., a Delaware corporation (“LNHC”), and solely for the purposes of Article III thereof, Ligand Pharmaceuticals Incorporated, a Delaware corporation and the parent of LNHC (“Ligand”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into LNHC, with LNHC continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or, in the event that the former stockholders of LNHC and certain other persons are in “control” of the Company immediately after the Merger (within the meaning of Section 368(c) of the Code), the Merger is also intended to qualify as a non-taxable exchange of shares of LNHC capital stock for the Company’s Common Stock, within the meaning of Section 351(a) of the Code.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each then outstanding share of LNHC capital stock will be converted into the right to receive a number of shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) of the Company (subject to the payment of cash in lieu of fractional shares) calculated in accordance with the Merger Agreement (the ratio of such conversion, the “Exchange Ratio”). The Exchange Ratio represents the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock that will be received for each LNHC share outstanding immediately prior to the Merger. It is calculated by dividing the shares of Common Stock (derived from the post-closing shares of Common Stock and the LNHC allocation percentage based on the relative valuations of $67 million for LNHC and $15 million for the Company) by the total number of LNHC shares outstanding.

Based on current capitalization, upon the closing of the Merger, after giving effect to the PIPE Financing (as defined below), on a pro forma basis and based upon the number of shares of Common Stock expected to be issued in the Merger, the Company securityholders as of immediately prior to the Merger are expected to own approximately 8.0% of the outstanding shares of capital stock of the Company, Ligand, including its participation in the PIPE Financing, is expected to own approximately 55.9% of the outstanding shares of capital stock of the Company, and the other PIPE Investors (as defined below) are expected to own approximately 36.2% of the outstanding shares  of capital stock of the Company, in each case, on a fully-diluted basis, calculated using the treasury stock method, subject to certain assumptions, including, but not limited to, a valuation for LNHC equal to $67 million and a valuation for the Company equal to $15 million, in each case as further described in the Merger Agreement. For purposes of calculating the Exchange Ratio, shares of Common Stock underlying the Company stock options outstanding as of immediately prior to the closing of the Merger with an exercise price of less than the volume weighted average closing trading price of a share of Common Stock on The NYSE American LLC (the “NYSE American”) for the five consecutive trading days ending five trading days immediately prior to the closing of the Merger will be deemed to be outstanding, and, such shares will be calculated using the treasury stock method.

Each of the Company and LNHC has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (i) obtaining the requisite approvals of their respective stockholders, (ii) non-solicitation of alternative acquisition proposals, (iii) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger and (iv) the Company using its commercially reasonable efforts to maintain the existing listing of the Common Stock on the NYSE American and the Company causing the shares of Common Stock issuable upon conversion of the Series A Preferred Stock to be issued in connection with the Merger to be approved for listing on the NYSE American at or prior to the Effective Time.

The consummation of the Merger is subject to certain closing conditions, including, among other things, (i) the Merger Agreement having been approved by means of written consents by the requisite stockholders of LNHC and the Company, (ii) the issuance of the Common Stock and the amendment to the Company’s articles of incorporation to change the name of the Company to “Pelthos Therapeutics Inc.” having been approved and ratified, respectively, by means of the written consent by the requisite consent of the Company stockholders under applicable law and the NYSE American regulations, (iii) no governmental entity of competent jurisdiction having enacted, issued, promulgated, enforced or entered any order, executive order, stay, decree, judgment or injunction (preliminary or permanent) or statute, rule or regulation which is in effect and which has the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger, (iv) the approval of the listing of the additional shares of Common Stock issuable upon conversion of the Series A Preferred Stock on the NYSE American having been obtained and the shares of Common Stock issuable upon conversion of the Series A Preferred Stock to be issued in the Merger pursuant to the Merger Agreement having been approved for listing, subject to official notice of issuance, on the NYSE American; (v) entry into the Royalty Agreements (as defined in therein), and (vi) the PIPE Financing having been consummated or being consummated concurrently with the closing of the Merger or immediately before the closing of the Merger in accordance with the terms of the Securities Purchase Agreement (as defined below). Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger, and the absence of any material adverse effect affecting the other party that is continuing on the closing date.

The Merger Agreement contains certain termination rights of each of the Company and LNHC, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement if the other party exercises its “fiduciary out” prior to receiving the requisite stockholder consent. All fees and expenses incurred in connection with the Merger Agreement and the other transactions contemplated by the Merger Agreement will be paid by the party incurring such expenses, whether or not the Merger is consummated. Notwithstanding the foregoing, the Company and LNHC will equally share (i) all fees and expenses of the exchange agent and (ii) all fees and expenses, other than accountants’ and attorneys’ fees, incurred with respect to the printing filing and mailing of an information statement and any amendments or supplements thereto.

Immediately following the Merger, the board of directors of the combined company will consist of Mr. Scott Plesha, Mr. Peter Greenleaf, Mr. Matt Pauls, Mr. Todd Davis, Mr. Richard Baxter, Dr. Richard Malamut and Mr. Ezra Friedberg.

Immediately following the Merger, the executive management team of the combined company is expected to consist of members of the LNHC and CHRO executive management teams prior to the Merger, including Scott Plesha as Chief Executive Officer and Francis Knuettel II as Chief Financial Officer.

Securities Purchase Agreement

On April 16, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement” and together with the Merger Agreement, the “Transaction Agreements”) with LNHC, and certain investors, which includes Nomis Bay Ltd (“Nomis Bay”) and Ligand (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase in cash an aggregate of approximately 50,100 of shares of Series A Preferred Stock, at a price per share equal to $1,000 (the “Purchase Price”) (such transaction, the “PIPE Financing” and together with the Merger, the “Transactions”). The PIPE Financing is expected to close immediately prior to the closing of the Merger. The gross proceeds from the PIPE Financing are expected to be approximately $50.1 million, which amount will include the cancellation of any outstanding amounts under certain bridges notes provided by certain of the PIPE Investors, before paying estimated expenses. The closing of the PIPE Financing is conditioned upon the closing of the Merger, entry into the Royalty Agreements (as defined in the Securities Purchase Agreement), as well as certain other conditions. The Series A Preferred Stock and the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the PIPE Financing will be issued pursuant to an exemption from the registration requirements of the Securities Act, and the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock will be registered pursuant to a resale registration statement (the “Registration Statement”).

The Company also agreed to defend, indemnify and hold harmless the PIPE Investors and their respective stockholders, partners, members, officers, directors, employees, direct or indirect investors, and any of their agents or other representatives against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (including reasonable attorneys’ fees) arising out of or relating to: (i) any misrepresentation or breach of any representation or warranty made by the Company or its subsidiaries, (ii) any breach of any covenant, agreement or obligation owed by the Company or its subsidiaries, or (iii) any cause of action, suit, proceeding or claim brought by a third party, including any derivative action, that arises out of or relates to (A) the execution, delivery, performance or enforcement of the Purchase Agreement and related transaction documents, (B) any transaction financed or to be financed in whole or in part with the proceeds of the PIPE Financing, or (C) the status of such PIPE Investor either as an investor in the Company pursuant to the transactions contemplated by the Purchase Agreement or as a party to the Purchase Agreement and related transaction documents.

Going Concern

For the three months ended March 31, 2025 and 2024, we had a net loss of approximately $2.0 million and approximately $2.6 million, respectively, and will require additional capital in order to operate in the normal course of business and fund clinical studies. The IPO closed on February 21, 2024, from which, the Company received net proceeds from the IPO of approximately $5.7 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company (excluding any exercise of the warrants issued to A.G.P./Alliance Global Partners (the “Representative”) or its designees, in connection with the IPO).

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these consolidated financial statements. While the Company will continue to invest in its business and the development of CC8464, CT2000 and CT 3000, and potentially other molecules, it is unlikely that the Company will generate product or licensing revenue during the next twelve months. During the three months ended March 31, 2024, the Company completed its initial public offering, raising $5.7 million, after deducting the underwriting discounts and commissions and offering expenses, and the Company may need to raise additional funds through either strategic partnerships or the capital markets. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025 and 2024
	2025	2024	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$1,090,049	$787,561	$302,488	38%
Research and development	194,298	466,606	(272,308)	(58)%
Professional fees	549,630	679,815	(130,185)	(19)%
Total operating expenses	1,833,977	1,933,982	(100,005)	(5)%
Loss from operations	(1,833,977)	(1,933,982)	100,005	(5)%
Other expense	(133,634)	(628,348)	494,714	(79)%
Net loss before provision for income taxes	(1,967,611)	(2,562,330)	594,719	(23)%
Provision for income taxes	—	—	—	NA
Net loss	$(1,967,611)	(2,562,330)	594,719	(23)%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the three months ended March 31, 2025 and 2024 of $1,090,049 and $787,561, respectively. For the three months ended March 31, 2025, compared to the same period in 2024, this represented an increase of $302,488, or 38%, primarily as a result of increases of $173,686 in compensation expenses and an increase of $163,279 in stock compensation.

Research and Development Expenses

We incurred research and development expenses for the three months ended March 31, 2025 and 2024 of $194,298, and $466,606, respectively. For the three months ended March 31, 2025, compared to the same period in 2024, this represented a decrease of $272,308, or 58%, with the details set forth in the table below:

	Three Months Ended March 31, 2025 and 2024
	2025	2024	$ Change	% Change

Consultant	$88,255	$30,033	$58,222	194%
Lab Gas	605	—	605	-%
Lab Cell Storage	15,428	24,127	(8,699)	(36)%
Chemistry Manufacturing and Controls (“CMC”)	82,170	303,397	(221,227)	(73)%
IP Services	7,840	109,049	(101,209)	(93)%
Total	$194,298	$466,606	$(272,308)	(58)%

The Company incurred less research and development expenses for the three months ended March 31, 2025, as compared to the corresponding period in 2024 primarily as a result of a decrease in CMC fees of $221,227.

Professional Fees

We incurred professional expenses for the three months ended March 31, 2025 and 2024 of $549,630 and $679,815, respectively. For the three months ended March 31, 2025, compared to the same period in 2024, this represented a decrease of $130,185, or 19%, as a result of increased legal and accounting fees in 2024 due to the Company’s IPO.

Other Expense

We incurred other expense for the three months ended March 31, 2025 of $133,634 as compared to other expense for the three months ended March 31, 2024 of $628,348. For the three months ended March 31, 2025, compared to the same period in 2024, this represented a decrease of $494,714 or 79%. The other expense for the three months ended March 31, 2025 and 2024 was primarily the result of decreased interest expense. The decrease in the interest expense was due to the remaining amortization of the debt discount on the Company’s notes being accelerated upon the conversion of the notes to equity upon consummation of the IPO during the three months ended March 31, 2024.

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

Cash totalled $0.1 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of approximately $23.4 million and $21.5 million, respectively, and had a working capital deficit of approximately $4.2 million and $2.7 million, respectively.

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

On February 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $325,000 (the “February Bridge Note”) to the Holder, for a purchase price of $250,000, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325,000 or such amount equal to the outstanding principal amount of the February Bridge Note together with interest. The February Bridge Note bears interest on the outstanding principal amount at an annual rate equal to 6.0%. The February Bridge Note may be prepaid by the Company without penalty, in whole or in part, upon two days’ prior written notice to the Holder. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the February Bridge Note, will otherwise be due and payable on the earliest of: (i) May 25, 2025, (ii) the consummation of a Corporate Event (as defined in the February Bridge Note), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the February Bridge Note), such amounts are declared due and payable by the Holder or made automatically due and payable in accordance with the terms of the February Bridge Note.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025 and 2024
	2025	2024	$ Change	% Change

Net cash used in operating activities	$(632,126)	$(1,991,893)	$(1,359,767)	(68)%
Net cash provided by financing activities	250,000	5,665,731	5,415,731	(96)%
Net change in cash	$(382,126)	$3,673,838	$4,055,964	(110)%

Net Cash Used in Operating Activities

For the three months ended March 31, 2025, we incurred a net loss of $1,967,611, and net cash flows used in operating activities was $632,126. The cash flow used in operating activities was primarily due to a net loss of $1,967,611, offset by stock-based compensation expense of $485,631, amortization of debt discount of $94,213, a change in account payable and accrued expense of $706,478, and by a change in prepaid expenses of $48,963.

For the three months ended March 31, 2024, we incurred a net loss of $2,562,330, and net cash flows used in operating activities was $1,991,893. The cash flow used in operating activities was primarily due to a net loss of $2,562,330, offset by stock-based compensation expense of $292,552, amortization of debt discount of $605,630, a change in account payable and accrued expense of $90,994, change in prepaid expenses of $220,930 and an increase in accrued compensation in the amount of $152,023.

Net Cash (Used in) Provided by Investing Activities

The Company neither received nor used cash in investing activities during the three months ended March 31, 2025 and 2024.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2025, net cash flows provided by financing activities were $250,000 resulting from net proceeds from loans.

For the three months ended March 31, 2024, net cash flows provided by financing activities were $5,665,731 resulting from payments from loans of $214,757, net proceeds from common stock issued for cash of $5,972,000, and payment of recission on stock of $91,512.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2025 and 2024, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual periods beginning after December 15, 2024. The Company is currently evaluating the impact ASU No. 2023-09 will have on its condensed consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, "Disaggregation of Income Statement Expenses," which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed consolidated financial statements.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 23, 2025, the Company agreed to issue 25,000 shares of Common Stock to a vendor in consideration for the services provided by the vendor to the Company.

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

Stock Repurchase Plan:

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

We did not repurchase any shares during the first quarter of the fiscal year covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 8, 2025, we issued an unsecured promissory note in the aggregate principal amount of $325,000 (the “May Bridge Note”) to the Holder, for a purchase price of $250,000, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325,000 or such amount equal to the outstanding principal amount of the May Bridge Note together with interest. The May Bridge Note will bear interest on the outstanding principal amount at an annual rate equal to 6.0%. The May Bridge Note may be prepaid by the Company without penalty, in whole or in part, upon two days’ prior written notice to the Holder. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the May Bridge Note, will otherwise be due and payable on the earliest of: (i) September 30, 2025, (ii) the consummation of a Corporate Event (as defined in the May Bridge Note), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the May Bridge Note), such amounts are declared due and payable by the Holder or made automatically due and payable in accordance with the terms of the May Bridge Note.

On May 12, 2025, the Company executed a first amendment (the “February Bridge Note Amendment”) to the February Bridge Note. The February Bridge Note Amendment extends the maturity date of the February Bridge Note from May 25, 2025 to September 30, 2025. Aside from extending the maturity date of the February Bridge Note, the February Bridge Note Amendment does not amend, alter, restate or otherwise change the principal terms and conditions of the February Bridge Note as described in Item 1.01 of the Company’s Current Report on Form 8-K filed on March 3, 2025, which disclosure is incorporated herein by reference.

The foregoing descriptions of the May Bridge Note and the February Bridge Note Amendment do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the May Bridge Note and the February Bridge Note Amendment, which are filed as Exhibits 10.10 and 10.11, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.1	Agreement and Plan of Merger by and among Channel Therapeutics Corporation, CHRO Merger Sub Inc., LNHC, Inc. and Ligand Pharmaceuticals Incorporated, dated as of April 16, 2025. (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.2	Form of Certificate of Designations of Rights and Preferences of the Series A Convertible Preferred Stock, to be filed with the Secretary of State of the State of Nevada. (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.3	Securities Purchase Agreement by and among Channel Therapeutics Corporation, LNHC Inc., and each of the investors thereto, dated as of April 16, 2025. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.4	Form of Lock-Up Agreement (Channel’s executive officers and directors). (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.5	Form of Lock-Up Agreement (certain investors who have entered the Securities Purchase Agreement). (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.6	Form of Lock-Up Agreement (certain investment company). (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.7	Form of Lock-Up Agreement (Nomis Bay, Ligand and other investors). (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.8	Form of Registration Rights Agreement. (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.9	Marcum Letter, dated as of April 17, 2025 (filed as Exhibit 16.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.10	Promissory Note dated May 8, 2025.
10.11	First Amendment to Promissory Note dated May 12, 2025.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Channel Therapeutics Corporation

Date: May 13, 2025	By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Executive Officer and President, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)