Form 10-Q
period 2025-06-30
Pelthos Therapeutics Inc.
filed 2025-08-13
CIK 1919246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-41964

Pelthos Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-3335449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pelthos Therapeutics Inc.
4020 Stirrup Creek Drive, Suite 110

 Durham, NC 27703
(Address of principal executive offices) (Zip Code)

(919) 908-2400

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PTHS	The NYSE American LLC

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2025 is 3,042,143.

PELTHOS THERAPEUTICS Inc.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$59,172	$513,443
Prepaid expenses	12,341	65,300
Due from Chromocell Corporation	40,400	40,400
Deferred offering costs	710,937	750,000

TOTAL CURRENT ASSETS	822,850	1,369,143

TOTAL ASSETS	$822,850	$1,369,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,988,822	$1,897,127
Accrued compensation	23,636	—
Loan payable, net of debt discount	2,172,819	2,054,202
Loan payable - related party, net of debt discount	131,868	131,868

TOTAL CURRENT LIABILITIES	7,317,145	4,083,197

TOTAL LIABILITIES	7,317,145	4,083,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.0001 par value, 700,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 2,600 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 673,320 and 610,389 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	67	61
Additional paid in capital	20,397,175	18,760,872
Accumulated deficit	(26,891,537)	(21,474,987)
TOTAL STOCKHOLDERS’ DEFICIT	(6,494,295)	(2,714,054)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$822,850	$1,369,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative expenses	$1,110,084	$1,209,874	$2,200,133	$1,997,435
Research and development	514,814	12,955	709,112	479,561
Professional fees	1,605,525	541,257	2,155,155	1,221,072
Total operating expenses	3,230,423	1,764,086	5,064,400	3,698,068

NET LOSS FROM OPERATIONS	(3,230,423)	(1,764,086)	(5,064,400)	(3,698,068)

OTHER EXPENSE
Interest expense	(218,516)	(11,060)	(352,150)	(639,408)
Interest income	—	3,527	—	3,527
Total other expense	(218,516)	(7,533)	(352,150)	(635,881)

Net loss before provision for income taxes	(3,448,939)	(1,771,619)	(5,416,550)	(4,333,949)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,448,939)	(1,771,619)	(5,416,550)	(4,333,949)

Net loss per common share - basic and diluted	$(5.38)	(3.07)	(8.64)	(8.28)

Weighted average number of common shares outstanding during the period - basic and diluted	640,518	577,371	626,736	523,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2023	600,000	$60	—	$—	390,634	$39	$7,074,998	$(13,519,649)	$(6,444,552)

Stock-based compensation	—	—	—	—	—	—	292,552	—	292,552
Issuance cost from common stock issued for extension of bridge loan	—	—	—	—	8,112	1	447,778	—	447,779
Conversion of preferred stock	(600,000)	(60)	—	—	49,943	5	55	—	—
Common stock issued for cash	—	—	—	—	110,000	11	5,971,989	—	5,972,000
Standby agreement	—	—	—	—	3,750	—	—	—	—
Recission of common stock	—	—	—	—	(11,113)	(1)	(91,511)	—	(91,512)
Transfer of liabilities to Chromocell Corp. for preferred C shares	—	—	2,600	—	—	—	2,153,362	—	2,153,363
Common stock issued for conversion of notes	—	—	—	—	25,350	3	1,362,818	—	1,362,821
Net loss	—	—	—	—	—	—	—	(2,562,300)	(2,562,330)

Balance March 31, 2024	—	$—	2,600	$—	$576,676	$58	$17,211,041	$(16,081,979)	$1,130,120

Stock option compensation	—	—	—	—	—	—	366,503	—	366,503
RSU expense	—	—	—	—	—	—	13,975	—	13,975
Shares issued for services	—	—	—	—	5,647	1	78,499	—	78,500
Net loss	—	—	—	—	—	—	—	(1,771,619)	(1,771,619)

Balance June 30, 2024	—	$—	2,600	$—	$582,323	$59	$17,671,018	$(17,853,598)	$(182,521)

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2024	—	$—	2,600	$—	610,389	$61	$18,760,872	$(21,474,987)	$(2,714,054)

Stock-based compensation	—	—	—	—	—	—	403,921	—	403,921
Restricted Stock Units expense	—	—	—	—	4,635	—	51,910	—	51,910
Shares issued for services	—	—	—	—	1,692	—	30,000	—	30,000
Shares issued for cash	—	—	—	—	1,650	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,967,611)	(1,967,611)

Balance March 31, 2025	—	$—	2,600	$—	618,366	$61	$19,246,703	$(23,442,598)	$(4,195,834)

Stock-based compensation	—	—	—	—	—	—	341,576	—	341,576
Restricted Stock Units expense	—	—	—	—	4,635	—	51,910	—	51,910
Shares issued for services	—	—	—	—	1,389	—	20,000	—	20,000
Shares issued for conversion of notes	—	—	—	—	48,938	5	736,987	—	736,992
Stock split	—	—	—	—	(8)	1	(1)	—	—
Net loss	—	—	—	—	—	—	—	(3,448,939)	(3,448,939)

Balance June 30, 2025	—	$—	2,600	$—	673,320	$67	$20,397,175	$(26,891,537)	$(6,494,295)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	For the six months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,416,550)	$(4,333,949)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	258,891	605,630
Stock-based compensation	899,317	751,530
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,102,476	(1,481,113)
Accrued compensation	23,636	(282,518)
Due from Chromocell Corporation	—	(45,786)
Prepaid expenses	52,959	(158,102)
Net Cash Used In Operating Activities	(1,079,271)	(4,944,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable, net of debt discount	625,000	1,455,416
Proceeds from loan payable, net of debt discount - related party	—	131,868
Payment of bridge loan, net of debt discount	—	(214,757)
Common stock issued for cash	—	5,972,000
Recission of common stock	—	(91,512)
Net Cash Provided By Financing Activities	625,000	7,253,015

NET CHANGE IN CASH	(454,271)	2,308,707

CASH AT BEGINNING OF YEAR	513,443	96,391

CASH AT END OF YEAR	$59,172	$2,405,098

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$18,750	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from common stock issued for extension of bridge loan	$—	$447,779
Conversion of notes to common stock	$736,992	$1,362,821
Transfer of liabilities to Chromocell Corporation for Series C Preferred Stock	$—	$2,153,362
Offering costs recorded to debt discount	$39,063	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Chromocell Therapeutics Corporation (“Chromocell” or the “Predecessor”) was incorporated in Delaware on March 19, 2021. On November 18, 2024 (“Reincorporation Merger Effective Date”), Chromocell merged with and into its wholly-owned subsidiary, Channel Therapeutics Corporation, a Nevada corporation (the “Reincorporation Merger”), pursuant to an agreement and plan of merger, dated as of November 18, 2024 (the “Reincorporation Merger Agreement”) for the purposes of reincorporating Chromocell in Nevada. All information disclosed in this Form 10-Q for periods prior to the Reincorporation Merger Effective Date relates to the Predecessor, and all information disclosed in this Form 10-Q for periods after the Reincorporation Merger Effective Date relates Channel Therapeutics Corporation, a Nevada corporation (“Channel”).

On August 10, 2022, the Company entered into that certain Contribution Agreement with Chromocell Corporation, a Delaware corporation (“Chromocell Holdings”), pursuant to which, effective July 12, 2022, Chromocell Holdings contributed all assets and liabilities related to Chromocell Holdings’ historical therapeutic business, including all patents, pre-clinical and Phase I study results and data, and trade secrets related to the CC8464 compound to the Company (See Note 4). On October 22, 2024, the Company’s shareholders approved a reincorporation merger of the Company in the State of Nevada with and into Pelthos Therapeutics Inc., wholly-owned subsidiary of the Company, with Pelthos Therapeutics Inc. remaining as the surviving corporation immediately following the reincorporation merger (the “Reincorporation Merger”). The Reincorporation Merger occurred on November 18, 2024.

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

Initial Public Offering

On February 21, 2024, the Company completed the initial public offering of its Common Stock (the “IPO”) and issued 110,000 shares of its Common Stock at a price of $60.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting $0.9 million in underwriting discounts and commissions and offering expenses.

Reincorporation Merger and Name Change

On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved the Reincorporation Merger. The Reincorporation Merger occurred on November 18, 2024.

Merger Transactions

On July 1, 2025 (the “Merger Closing Date”), Channel consummated the previously announced merger transaction contemplated by that certain Agreement and Plan of Merger, dated as of April 16, 2025 (the “Merger Agreement”), by and among Channel, CHRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), LNHC, Inc. a Delaware corporation and a wholly owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”), and solely for the purposes of Article III thereof, Ligand. Pursuant to the Merger Agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company (the “Merger”), (ii) Channel’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc. (“Pelthos” or the “Company”) and (iii) the Company effected a 10-for-1 reverse stock split of all outstanding shares of its Common Stock (the “Reverse Stock Split”).

The Common Stock share amounts included in these Notes to the Company’s financials are presented on a post-split basis and reflect the Reverse Split.

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

During the three and six months ended June 30, 2025, the Company had a net loss of approximately $3.5 million and $5.4 million, respectively. As of June 30, 2025, the Company has cash of approximately $0.1 million and a working capital deficit $6.5 million.

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these condensed consolidated financial statements. While the Company completed an equity offering of $50.1 million subsequent to the end of the reporting period, the Company expects that costs associated with the commercial launch of Zelsuvmi (acquired pursuant to the Merger), the potential acquisition of a second FDA approved product and costs related to potential clinical trials associated with the existing pain programs will require the Company to raise additional funds. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

The condensed consolidated financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of the Company’s strategy to generate sufficient revenue, control costs, and raise additional funds, when necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to implement the business plan, generate sufficient revenues, raise capital, and to control operating expenses.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2025 and 2024. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Principles of consolidation

The consolidated financial statements include the accounts of Pelthos Therapeutics Inc. and its wholly owned subsidiaries, Chromocell Therapeutics Australia Pty. Ltd and CHRO Merger Sub Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company did not have any cash equivalents.

As of June 30, 2025, the Company did not have deposits in excess of federally insured limits.

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

Below is a disaggregation of R&D expenses:

	For the three months Ended	For the three months Ended	For the six months Ended	For the six months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Consultant	$107,408	$107,357	$195,663	$137,390
Lab Materials	457	1,452	1,062	1,452
Lab Cell Storage	15,795	27,272	31,223	51,398
Chemistry Manufacturing and Controls (“CMC”)	388,629	(133,780)	470,799	169,617
IP Services	2,525	10,654	10,365	119,704
Total	$514,814	$12,955	$709,112	$479,561

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2025, 94,948 stock options, 5,500 warrants, and 50,669 unvested restricted stock units (“RSUs”) were excluded from dilutive earnings per share as their effects were anti-dilutive. As of June 30, 2024, 82,045 stock options, 5,500 warrants, and 25,800 unvested restricted stock units were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company has filed its tax returns for the year ended December 31, 2024 and after review of the prior year consolidated financial statements and the results of operations through December 31, 2024, the Company has recorded a full valuation allowance on its deferred tax asset.

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

Other new accounting pronouncements issued, but not effective until after June 30, 2025, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due from/to Chromocell Holdings

As of June 30, 2025 and December 31, 2024, the Company had a $40,400 asset due from Chromocell Holdings. This amount is comprised of expenses paid by the Company to be reimbursed by Chromocell Holdings. No interest is incurred on these amounts.

Related Party Note

On May 10, 2024, the Company and Camden Capital LLC, a company controlled by Mr. Knuettel, the Company’s Chief Financial Officer, converted certain payables into a promissory note for $131,868. The note matures on December 15, 2024, or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. As of June 30, 2025, the note was in default, though the Company has not received any notice from Mr. Knuettel. The note accrued interest at the rate of 4.86% per annum through December 15, 2024 and 6.86% thereafter. As of June 30, 2025, the note had an outstanding principal of $131,868 and accrued interest of $8,278.

Outstanding Principal on Related Party Notes

Note Payable – Related Party	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Related Party Note	$131,868	$—	$131,868
Total As of June 30, 2025	$131,868	$—	$131,868

Note Payable – Related Party	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
Related Party Note	$131,868	$—	$131,868
Total As of December 31, 2024	$131,868	$—	$131,868

NOTE 5 – NOTES PAYABLE

May Promissory Note

On May 10, 2024, the Company converted accounts payable with a professional advisor into a promissory note in the amount of $1,455,416. The note matures on December 15, 2024 or, if earlier to occur, upon the closing of a public or private offering or other financing or capital-raising transaction of any kind. As of June 30, 2025, the note was in default, though the Company has not received any notice from the professional advisor. The note accrued interest at the rate of 4.86% per annum through December 15, 2024 and 6.86% thereafter. As of June 30, 2025, the note had an outstanding principal of $1,455,416 and accrued interest of $96,327.

Convertible Note

On July 24, 2024, the Company entered into a securities purchase agreement with an accredited investor (the “July Note Holder”), pursuant to which the Company issued to the July Note Holder a senior unsecured convertible note (the “July Note”) in the aggregate principal amount of $750,000, which is convertible into shares of Common Stock. The July Note accrues interest at a rate of 6% per annum (which increases to 12% in the event of a default) and matures on August 24, 2025 (the “July Note Maturity Date”). Interest is guaranteed through the July Note Maturity Date regardless of whether the July Note is earlier converted or redeemed. The July Note is convertible by the holder thereof in whole or in part at any time after issuance and prior to the July Note Maturity Date into shares of Common Stock based on a conversion price (the “July Note Conversion Price”) of $15.06 per share (the “July Note Conversion Shares”), which cannot be reduced below $2.31 per share, and is subject to customary adjustments for stock splits, stock dividends, recapitalization and other similar transactions. Notwithstanding the foregoing, such conversions are subject to (i) a 4.99% beneficial ownership limitation contained in the Note, which may be increased to 9.99% upon 61 days’ prior written notice to the Company by the July Note Holder, and (ii) the Exchange Cap (as defined below). The Company has agreed to hold a meeting of its stockholders to seek approval of a waiver of the Exchange Cap - no later than ninety (90) days from July 24, 2024. Under the applicable rules of the NYSE American LLC, in no event may the Company issue to July Note Holder and any of its affiliates under the CEF Purchase Agreement (as defined below), or otherwise, more than 115,277 shares of Common Stock, which number of shares represents 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the CEF Purchase Agreement (the “Exchange Cap”).

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

As of June 30, 2025, there was $0 in accrued interest and $0 unamortized debt discount on the July Note. Interest expense totaled $18,588 for the three months ended June 30, 2025, compared to $0 for three months ended June 30, 2024. The Company recognized $103,058 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the three months ended June 30, 2025 and 2024. Interest expense totaled $49,540 for the six months ended June 30, 2025, compared to $0 for six months ended June 30, 2024. The Company recognized $166,668 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the six months ended June 30, 2025 and 2024. As of June 30, 2025, all of the July Note had been converted (as outlined below) and there was $0 in outstanding principal on the July Note.

July Note Conversions

On July 24, 2024, the Company entered into a securities purchase agreement with the July Note Holder, pursuant to which the Company issued to the July Note Holder the July Note in the aggregate principal amount of $750,000, which is convertible into shares of Common Stock. On April 16, 2025, the July Note Holder converted $400,000 of principal of its note, at a conversion price of $15.06 per share, into 26,561 shares of the Company’s common stock, on April 21, 2025, the July Note Holder further converted $200,000 of principal of its note, at a conversion price of $15.06 per share, into 13,281 shares of the Company’s Common Stock, and on June 30, 2025, the July Note Holder further converted the remaining $136,993 of principal of its note, at a conversion price of $15.06 per share, into 9,097 shares of the Company’s Common Stock.

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

As of June 30, 2025, there was $6,678 in accrued interest and $3,733 unamortized debt discount on the February Bridge Note. Interest expense totaled $4,862 for the three months ended June 30, 2025, compared to $0 for three months ended June 30, 2024. The Company recognized $52,524 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the three months ended June 30, 2025 and 2024. Interest expense totaled $6,678 for the six months ended June 30, 2025, compared to $0 for six months ended June 30, 2024. The Company recognized $98,142 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the six months ended June 30, 2025 and 2024. As of June 30, 2025, there was $325,000 in outstanding principal on the February Bridge Note.

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

As of June 30, 2025, there was $2,832 in accrued interest and $52,741 unamortized debt discount on the May Bridge Note. Interest expense totaled $2,832 for the three months ended June 30, 2025, compared to $0 for three months ended June 30, 2024. The Company recognized $30,384 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the three months ended June 30, 2025 and 2024. Interest expense totaled $2,832 for the six months ended June 30, 2025, compared to $0 for six months ended June 30, 2024. The Company recognized $30,384 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the six months ended June 30, 2025 and 2024. As of June 30, 2025, there was $325,000 in outstanding principal on the May Bridge Note.

June Bridge Note

On June 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $162,500 (the “June Bridge Note”) to the Holder, for a purchase price of $125,000, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $162,500 or such amount equal to the outstanding principal amount of the June Note together with interest. The June Bridge Note bears interest on the outstanding principal amount at an annual rate equal to 6.0%. The June Bridge Note may be prepaid by the Company without penalty, in whole or in part, upon two days’ prior written notice to the Holder. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the May Bridge Note, will otherwise be due and payable on the earliest of: (i) September 30, 2025, (ii) the consummation of a Corporate Event (as defined in the May Bridge Note), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the Note), such amounts are declared due and payable by the Holder or made automatically due and payable in accordance with the terms of the May Bridge Note.

As of June 30, 2025, there was $187 in accrued interest and $38,624 unamortized debt discount on the June Bridge Note. Interest expense totaled $187 for the three months ended June 30, 2025, compared to $0 for three months ended June 30, 2024. The Company recognized $2,939 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the three months ended June 30, 2025 and 2024. Interest expense totaled $187 for the six months ended June 30, 2025, compared to $0 for six months ended June 30, 2024. The Company recognized $2,939 and $0, respectively, of amortization of debt discount included in interest expense on the statements of operations for the six months ended June 30, 2025 and 2024. As of June 30, 2025, there was $162,500 in outstanding principal on the June Bridge Note.

Outstanding Principal on Notes

Loan Payable	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
May Promissory Note	$1,455,416	$—	$1,455,416
February Bridge Note	325,000	(3,733)	321,267
May Bridge Note	325,000	(52,740)	272,260
June Bridge Note	162,500	(38,624)	123,876
Total As of June 30, 2025	$2,267,916	$(95,097)	$2,172,819

Loan Payable	Outstanding Principal	Unamortized Debt Discount	Outstanding Principal, net of Debt Discount
May Promissory Note	$1,455,416	$—	$1,455,416
Convertible Note	726,212	(127,426)	598,786
Total As of December 31, 2024	$2,181,628	$(127,426)	$2,054,202

NOTE 6 – STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 21, 2024, the Company completed its IPO and issued 110,000 shares of Common Stock at a price of $60.00 per share. The aggregate net proceeds from the IPO were approximately $5.9 million after deducting approximately $0.9 million of underwriting discounts and commissions and offering expenses.

Stock Split

On February 15, 2024, the Company effected a 9-for-1 reverse stock split. All share and per share amounts have been retrospectively adjusted for the reverse stock split, see Note 9.

On July 1, 2025, the Company effected a 10-for-1 reverse stock split. All share and per share amounts have been retrospectively adjusted for the reverse stock split.

2023 Plan Amendment

On June 12, 2024, the Board authorized an amendment to the Pelthos Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Plan”) to increase the number of shares of Common Stock authorized for issuance thereunder by 150,000 from 44,444 shares to 194,444 shares. On October 22, 2024, the 2023 Plan Amendment was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting. On April 16, 2025, pursuant to a written consent of the majority of shareholders of the Company, the number of shares authorized for issuance under the 2023 Plan was increased to 2,400,000 shares. The Company’s board of directors approved the increase to the 2023 Plan on June 26, 2025.

Stock Recission Agreement

On February 10, 2024, the Company entered into a Stock Rescission Agreement with certain affiliates of A.G.P. (the “Stock Recission Agreement”) pursuant to which the Company rescinded 11,113 shares of Common Stock held by such affiliates of A.G.P. and agreed to refund an aggregate of $91,512 paid by such affiliates of A.G.P. in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At June 30, 2025 and December 31, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

Equity Issuances

On June 12, 2024, the Company entered into a twelve-month agreement with a vendor to issue up to 750 shares of Common Stock per month for services performed by such vendor. As of June 30, 2025 and December 31, 2024, the Company has issued 8,201 and 5,119 shares of Common Stock pursuant to this agreement, of which 1,389 and 3,081 shares were issued during the three and six months ended June 30, 2025. As of June 30, 2024, the Company has issued 646 shares of Common Stock pursuant to this agreement, of which 646 shares were issued during the three and six months ended June 30, 2024.

Committed Equity Financing

On July 26, 2024, the Company entered into a Common Stock Purchase Agreement, dated as of July 26, 2024 (the “CEF Purchase Agreement”), with Tikkun Capital LLC (“Tikkun”), providing for a committed equity financing facility, pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the CEF Purchase Agreement, Tikkun has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $30,000,000 (the “Total Commitment”) of the shares of Common Stock (the “Purchase Shares”), subject to certain limitations set forth in the CEF Purchase Agreement, from time to time during the term of the CEF Purchase Agreement. Concurrently with the execution of the CEF Purchase Agreement, the Company and Tikkun also entered into a Registration Rights Agreement, dated as of July 26, 2024, pursuant to which the Company agreed to file with the SEC one or more registration statements, to register under the Securities Act, the offer and resale by Tikkun of all of the Purchase Shares that may be issued and sold by the Company to Tikkun from time to time under the CEF Purchase Agreement. On October 2, 2024, the Company tendered 7,632 shares to Tikkun for $45,638 and on October 18, 2024, the Company tendered 7,965 shares to Tikkun for $62,890.

Stock Repurchase Plan

On August 5, 2024, the Board authorized a stock repurchase plan (the “Repurchase Plan”) pursuant to which up to $250,000 of the Company’s Common Stock may be repurchased prior to December 31, 2024, unless completed sooner or otherwise extended. During the three and six months ended June 30, 2025, the Company repurchased 0 shares of Common Stock. Open market purchases are intended to be conducted in accordance with applicable Securities and Exchange Commission regulations, including the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and actual number of shares repurchased will depend on a variety of factors including trading price, the Company’s financial performance, corporate and regulatory requirements and other market conditions.

Repurchase Plan Amendment

On October 22, 2024, the Board authorized an amendment (the “Amendment”) to the Repurchase Plan to increase the total value of shares of Common Stock available for repurchase by the Company under the Repurchase Plan by an additional $500,000, to $750,000. In addition, the Amendment extended the termination date of the Repurchase Plan from December 31, 2024 to June 30, 2025, prior to which Common Stock may be repurchased. The Repurchase Plan was not extended and has now expired.

Chromocell Holdings Share Transfers

On December 18, 2024, 74,719 shares of Common Stock and 2,600 shares of Series C Preferred Stock held by Chromocell Holdings were transferred by the Company to Alexandra Wood (Canada) Inc. (“AWI”) in satisfaction of a default judgement against Chromocell Holdings regarding the default by Chromocell Holdings of a secured promissory note by order of the Supreme Court of the State of New York, County of New York on November 25, 2024 in the matter Alexandra Wood (Canada) Inc v. Chromocell Corp., Index No. 651735/2024. AWI subsequently transferred 17,300 shares of Chromocell Holding’s Common Stock that it received such that AWI now owns 57,419 shares of the Common Stock originally issued to Chromocell Holdings in connection with the Contribution Agreement.

Securities Purchase Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LNHC and certain investors, which includes Ligand (collectively, the “PIPE Investors”), pursuant to which, among other things, on the Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 (such transaction, the “PIPE Financing”). The gross proceeds from the PIPE Financing were approximately $50.1 million, consisting of approximately $50.0 million in cash and the conversion of approximately $0.1 million of principal and interest payable under an outstanding convertible note issued by the Company, before paying estimated expenses. The Securities Purchase Agreement contained customary representations and warranties of the Company and LNHC, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing.

On July 1, 2025, the Company, LNHC and the PIPE Investors entered into Amendment No. 1 to Securities Purchase Agreement, pursuant to which, the Company, LNHC and the PIPE Investors consented to the inclusion of two additional PIPE Investors in the PIPE Financing and a corresponding decrease in the amount of certain PIPE Investors’ investments in the PIPE Financing such that the aggregate amount of the PIPE Financing would remain unchanged (the “Securities Purchase Agreement Amendment”).

Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock, par value $0.0001 per share equal to (i) $1,000, subject to adjustment, plus any all declared and unpaid dividends thereon as of such date of determination, plus any other amounts owed to such holder pursuant to the Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”), divided by (ii) $1 (adjusted to $10 as a result of the ten-for-one Reverse Stock Split), subject to adjustments.

In general, a holder of shares of Series A Preferred Stock may not convert any portion of Series A Preferred Stock if the holder, together with its affiliates, would beneficially own more than 49.9% in the case of Ligand or 4.99%, in the case of the other PIPE Investors (the “Maximum Percentage”), of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%.

The shares of Series A Preferred Stock to be issued and sold to the PIPE Investors were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The closing of the PIPE Financing occurred on July 1, 2025, immediately prior to the consummation of the Merger

On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters (each, a “Side Letter”) with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the Reverse Stock Split), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation.

Options

During the three months ended June 30, 2025 and 2024, the Company granted 7,899 and 63,400 stock options related to the Company’s common stock, respectively.

During the six months ended June 30, 2025 and 2024, the Company granted 7,899 and 63,400 stock options related to the Company’s common stock, respectively.

With certain adjustments outlined below, the Company based its determination of the underlying fair value of the Company’s Common Stock on the findings of an independent third party engaged by the Company to determine the fair value of the Company’s intellectual property. The Company had the analysis conducted in conjunction with the Contribution Agreement, which was executed on August 10, 2022. The analysis determined that the fair value of the Company’s intellectual property was $44.8 million. At the time of the Contribution Agreement and the option grants, there were 118,731 shares (on an as converted basis reflecting the conversion of the 600,000 Series A Convertible Preferred Stock held by Chromocell Holdings). The Series A Convertible Preferred Stock was converted into common stock with the consummation of the IPO and as of June 30, 2025, all of the Series A Convertible Preferred Stock shares have been converted. The resulting value per share of common stock was $377.10. The Company then adjusted this value in accordance with the following:

Value of intellectual property	$44.8 million
Common shares outstanding (as converted)	118,731
Value per common share	$377.10
Illiquidity discount	20%
Minority discount	20%
Fair value of the common stock	$226.80

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

The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

The following is an analysis of the stock option grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2024	87,049	$58.50	9.19
Granted	7,899	13.5	—
Expired	—	—	—
Exercised	—	—	—
Outstanding June 30, 2025	94,948	$54.73	8.78
Exercisable June 30, 2025	50,913	$86.50	8.50

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2023	19,757	$226.80	9.08
Granted	63,400	$13.00	10.00
Expired	(1,112)	$(226.80)	—
Exercised	—	$—	—
Outstanding June 30, 2024	82,045	$61.59	9.63
Exercisable June 30, 2024	11,662	$226.80	8.61

A summary of the status of the Company’s nonvested options as of June 30, 2025 and 2024, and changes during the three and six months ended June 30, 2025 and 2024, is presented below:

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2024	56,093	$29.30
Granted	7,899	13.50
Vested	(19,957)	4.85
Forfeited	—	—
Non-vested at June 30, 2025	44,035	$47.85

Non-vested Options	Options	Weighted- Average Exercise Price
Non-vested at December 31, 2023	11,344	$226.80
Granted	63,400	$13.00
Vested	(4,360)	$226.80
Forfeited	—	$—
Non-vested at June 30, 2024	70,384	$34.20

The Company recognized stock-based compensation expense related to option vesting amortization of $341,576 and $366,503 for three months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to option vesting amortization of $745,497 and $659,055 for six months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2025, the unamortized stock option expense was $549,822. As of June 30, 2025, the weighted average period for the unamortized stock compensation to be recognized is 0.62 years.

Warrants

The following is an analysis of the stock warrant grant activity:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life
Stock Warrants
Outstanding December 31, 2024	5,500	$75.00	4.13
Granted	—	—	—
Expired	—	—	—
Exercised	—	—	—
Outstanding June 30, 2025	5,500	$75.00	3.63
Exercisable June 30, 2025	5,500	$75.00	3.63

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Warrants
Outstanding December 31, 2023	—	$—	—
Granted	5,500	75.00	4.88
Expired	—	—	—
Exercised	—	—	—
Outstanding June 30, 2024	5,500	$75.00	4.46
Exercisable June 30, 2024	5,500	$75.00	4.46

A summary of the status of the Company’s nonvested warrants as of June 30, 2025 and 2024, and changes during the three and six months ended June 30, 2025 and 2024, is presented below:

Non-vested Warrants	Warrants	Weighted- Average Exercise Price
Non-vested at December 31, 2024	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2025	—	$—

Non-vested Warrants	Warrants	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	5,500	75.00
Vested	(5,500)	75.00
Forfeited	—	—
Non-vested at June 30, 2024	—	$—

The total number of warrants granted during the three months ended June 30, 2025 and 2024 was 0 and 0, respectively. The total number of warrants granted during the six months ended June 30, 2025 and 2024 was 0 and 5,500, respectively. The exercise price for these warrants was $75.00 per share and there was an intrinsic value of $0.

The Company recognized stock-based compensation expense related to warrant vesting amortization of $0 and $0 for the three and six months ended June 30, 2025 and 2024, respectively.

RSUs

A summary of the status of the Company’s nonvested RSUs as of June 30, 2024, and changes during the three and six months ended June 30, 2024, is presented below:

Non-vested RSUs	RSUs	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	25,710	$13.00
Vested	—	$—
Forfeited	—	$—
Non-vested at June 30, 2024	25,710	$13.00

A summary of the status of the Company’s nonvested RSUs as of June 30, 2025, and changes during the three and six months ended June 30, 2025, is presented below:

Non-vested RSUs	RSUs	Weighted- Average Exercise Price
Non-vested at December 31, 2024	29,219	$10.80
Granted	—	—
Vested	(9,270)	(11.82)
Forfeited	—	—
Non-vested at June 30, 2025	19,949	$10.67

The total number of RSUs granted during the three months ended June 30, 2025 and 2024 was 0 and 25,800 respectively. The total number of RSUs granted during the six months ended June 30, 2025 and 2024 was 0 and 25,800 respectively.

The Company recognized stock-based compensation expense related to RSU vesting amortization of $51,910 and $13,975 for the three months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to RSU vesting amortization of $103,820 and $13,975 for the six months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

NOTE 7 – SEGMENT DISCLOSURE

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

NOTE 8 – SUBSEQUENT EVENTS

The Merger

On July 1, 2025 (the “Closing Date”), Pelthos consummated the previously announced merger transaction contemplated by that certain Merger Agreement, by and among the Company, Merger Sub, LNHC, and solely for the purposes of Article III thereof, Ligand. Pursuant to the Merger Agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company and (ii) the Company’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc.

Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by LNHC, which is a is a biopharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens.

At the effective time of the Merger (the “Effective Time”), the Company issued an aggregate of approximately 31,279 shares of Series A Preferred Stock to Ligand, based on the exchange ratio set forth in the Merger Agreement, resulting in approximately 57,569 shares of the Company’s Series A Preferred Stock being issued and outstanding immediately following the Effective Time. Immediately following the Merger, the Company’s securityholders as of immediately prior to the Merger owned approximately 7.9% of the outstanding shares of the Company and LNHC securityholders owned approximately 55.8% of the outstanding shares of the Company, in each case on a fully diluted basis, calculated using the treasury stock method.

The shares of Series A Preferred Stock issued to Ligand in the Merger will not be registered under the Securities Act and will be issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The shares of the Company’s Common Stock listed on the NYSE American LLC, previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO,” commenced trading on the NYSE American under the ticker symbol “PTHS,” on July 2, 2025. The Company’s Common Stock is represented by a new CUSIP number, 171126 204.

PIPE Financing (Private Placement) and Conversions of Series A Preferred Stock

Concurrently with the execution of the Merger Agreement, the Company entered into the Securities Purchase Agreement with certain PIPE Investors, pursuant to which, among other things, on the Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of the Company’s Series A Preferred Stock, in the PIPE Financing. The gross proceeds from the PIPE Financing were approximately $50.1 million, consisting of approximately $50.0 million in cash and the conversion of approximately $0.1 million of principal and interest payable under an outstanding convertible note issued by the Company, before paying estimated expenses. The Securities Purchase Agreement contained customary representations and warranties of the Company and LNHC, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing.

On July 1, 2025, the Company, LNHC and the PIPE Investors entered into the Securities Purchase Agreement Amendment, pursuant to which, the Company, LNHC and the PIPE Investors consented to the inclusion of two additional PIPE Investors in the PIPE Financing and a corresponding decrease in the amount of certain PIPE Investors’ investments in the PIPE Financing such that the aggregate amount of the PIPE Financing would remain unchanged.

Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock, par value $0.0001 per share equal to (i) $1,000, subject to adjustment, plus any all declared and unpaid dividends thereon as of such date of determination, plus any other amounts owed to such holder pursuant to the Certificate of Designations, divided by (ii) $1 (adjusted to $10 as a result of the ten-for-one Reverse Stock Split), subject to adjustments.

In general, a holder of shares of Series A Preferred Stock may not convert any portion of Series A Preferred Stock if the holder, together with its affiliates, would beneficially own the Maximum Percentage, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%.

The shares of Series A Preferred Stock to be issued and sold to the PIPE Investors were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The closing of the PIPE Financing occurred on July 1, 2025, immediately prior to the consummation of the Merger.

On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the Reverse Stock Split), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation.

Registration Rights Agreement

On the Closing Date and in connection with the Merger, the Company and the PIPE Investors entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the PIPE Investors are entitled to certain resale registration rights with respect to shares of the Company’s Common Stock issuable upon conversion of the Series A Preferred Stock issued to the PIPE Investors. Pursuant to the Registration Rights Agreement, the Company is required to prepare and file a resale registration statement with the SEC on or prior to the later of (i) 30 calendar days following the closing of the PIPE Financing and (ii) fifteen (15) calendar days after the Company’s next periodic report required pursuant to Section 13 of the Exchange Act. The Company is obligated to use reasonable best efforts to cause this registration statement to be declared effective by the SEC within 120 calendar days following the closing of the PIPE Financing (or within 150 calendar days following the closing of the PIPE Financing if the SEC reviews the registration statement).

The Company will, among other things, indemnify the PIPE Investors, their directors, officers, shareholders, members, partners, employees, agents, advisors and representatives of the foregoing and each person who controls the PIPE Investors (a) under the registration statement, including from certain liabilities and fees and expenses (excluding underwriting discounts and selling commissions and all legal fees and expenses of legal counsel for any selling holder) and (b) under the Securities Purchase Agreement, including with respect to breaches of the Company’s representations, warranties, and covenants under the Securities Purchase Agreement.

Contribution Agreement and IP Assignment and Assumption Agreement

On July 1, 2025 (the “Contribution Date”), the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Channel Pharmaceutical Corporation, a Nevada corporation (“Pharmaceutical Sub”) - a newly formed, wholly-owned subsidiary of the Company. Pursuant to the terms of the Contribution Agreement, the Company contributed to Pharmaceutical Sub certain assets associated with non-opioid, non-addictive therapeutics to alleviate pain, and owns certain patents and “Know How” (as defined in the Contribution Agreement) and other technology relating to the sodium ion-channel known as NaV1.7 for the treatment of various types of systemic chronic pain, acute and chronic eye pain and post-surgical nerve blocks (collectively, the “Intellectual Property Rights”) and certain other assets related thereto (collectively, the “Transferred Assets”).

Pharmaceutical Sub accepted the Transferred Assets as of the Contribution Date. In exchange for the Transferred Assets, Pharmaceutical Sub issued to the Company 100 shares of Pharmaceutical Sub’s common stock. After the above contribution, Pharmaceutical Sub may engage in licensing, developing and commercializing the Intellectual Property Rights.

In connection with the Contribution Agreement, on July 1, 2025, the Company, as assignor, entered into an Intellectual Property Assignment and Assumption Agreement (the “IP Assignment and Assumption Agreement”) with Pharmaceutical Sub, as assignee, pursuant to which the Company irrevocably conveyed, transferred and assigned of the Company’s interests in, to and under the Intellectual Property Rights, including without limitation, the specific intellectual property rights and Know How set forth in the Contribution Agreement, together with any and all goodwill associated with such intellectual property rights (collectively, the “Assigned IP”). Pharmaceutical Sub accepted the conveyance, transfer and assignment of the Assigned IP as of the Contribution Date.

Royalty Agreements

As an inducement to enter into the Securities Purchase Agreement, the Company and LNHC, as Seller Parties, and Nomis RoyaltyVest LLC (“NRV”) entered into a Purchase and Sale Agreement, dated as of July 1, 2025 (the “ZELSUVMI Royalty Agreement”), pursuant to which the Company and LNHC sold to NRV, and NRV purchased, all of the Company’s and LNHC’s rights, title and interest in and to a portion of the Company’s and LNHC’s revenue payments for ZELSUVMI and all accounts with respect thereto. In addition, prior to the expiration of the Initial Royalty Term (as defined in the ZELSUVMI Royalty Agreement), NRV will receive a 1.5% royalty on net sales of ZELSUVMI worldwide, other than in Japan, and 3.46% of non-royalty sublicensing payments received by LNHC for its sublicensing of rights to ZELSUVMI, and (ii) after the expiration of the Initial Royalty Term, NRV will receive a 1.2% royalty on net sales of ZELSUVMI worldwide, other than in Japan, and 3.46% of non-royalty sublicensing payments received by LNHC for its sublicensing of rights to ZELSUVMI.

On July 1, 2025, the Company and Pharmaceutical Sub, as Seller Parties and NRV, Ligand, and Madison Royalty LLC, a Colorado limited liability company, on behalf of certain of the Company’s management team and other assignees (“Madison”) entered into a Purchase and Sale Agreement (the “Channel Products Royalty Agreement”), pursuant to which the Company and Pharmaceutical Sub sold to each of NRV, Ligand, and Madison, and each of NRV, Ligand, and Madison purchased, all of the Company’s and Pharmaceutical Sub’s rights, title and interest in and to a portion of the Company’s and Pharmaceutical Sub’s revenue payments and all accounts related to or utilizing (i) Nitricil based technology, (ii) Xepi, or (iii) NaV channel based technology and, in each case, any improvements, successors, replacements or varying dosage forms of the foregoing, other than ZELSUVMI (the “Channel Covered Products”). In addition, (A) prior to the expiration of the Initial Royalty Term (as defined in the Channel Products Royalty Agreement), (i) NRV will receive a 5.3% royalty, Ligand will receive a 1.7% royalty and Madison will receive a 1.5% royalty on Net Sales (as defined in the Channel Products Royalty Agreement) of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide; and (B) after the expiration of the Initial Royalty Term, (i) NRV will receive a 4.24% royalty, Ligand will receive a 1.36% royalty and Madison will receive a 1.2% royalty on Net Sales of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide.

Name Change

In connection with the consummation of the Merger, the Company changed its name from “Channel Therapeutics Corporation” to “Pelthos Therapeutics, Inc.” pursuant to the Name Change Certificate of Amendment.

After consummation of the Merger and the Reverse Stock Split, shares of the Company’s Common Stock were listed on the NYSE American under the symbol “PTHS,” and the CUSIP number relating to the Common Stock was changed to 171126 204. Holders of shares of Channel Therapeutics Corporation who have filed reports under the Exchange Act with respect to those shares should indicate in their next filing, or any amendment to a prior filing, filed on or after the Closing Date that the Company is the successor to Channel Therapeutics Corporation.

Reverse Stock Split

Immediately after the consummation of the Merger, the Company effected the Reverse Stock Split pursuant to the Reverse Stock Split Certificate of Amendment. Pursuant to the Reverse Stock Split Certificate of Amendment, the Reverse Stock Split became effective as of 4:06 p.m. Eastern Time on July 1, 2025. As a result of the Reverse Stock Split, every ten (10) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the NYSE American on a split-adjusted basis at the start of trading on July 2, 2025.

The Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remains as set forth pursuant to the Articles of Incorporation, as amended. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split. Any holder that would receive a fractional share of Common Stock as a result of the Reverse Stock Split will automatically be entitled to receive an additional remaining fraction of such share of Common Stock in order to round up to the next whole shares as of the date of the Reverse Stock Split. The Reverse Stock Split also has a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the Reverse Stock Split.

The new CUSIP number for the Common Stock is 171126 204.

The Company’s transfer agent, Nevada Agency and Transfer Company, is acting as exchange agent for the Reverse Stock Split.

Departure and Election of Directors

In connection with the Merger and pursuant to the terms of the Merger Agreement, at the Effective Time, Francis Knuettel II, Todd Davis, Ezra Friedberg and Chia-Lin Simmons each resigned from the Company’s board of directors (the “Board”).

In addition, the size of the Board was increased from five to seven directors.

At the Effective Time, one director selected by the Company, namely Dr. Richard Malamut, one director who is the newly-elected Chief Executive Officer of the Company, namely Scott Plesha, four directors selected by LNHC, namely Peter Greenleaf, Matthew Pauls, Todd Davis and Richard Baxter, and one member selected by Nomis Bay, namely Ezra Friedberg, were each appointed to serve as a director of the Company until the next annual meeting of stockholders to be held after the Closing Date or until a successor is duly elected and qualified, or until each such director’s earlier resignation or removal.

Effective as of the Closing Date, the following committees of the Board were constituted as follows:

●	Audit Committee: Ezra Friedberg (Chair) and Matthew Pauls.

●	Compensation Committee: Dr. Richard Malamut and Matthew Pauls (Chair).

●	Nominating and Corporate Governance Committee: Dr. Richard Malamut and Peter Greenleaf (Chair).

Departure and Appointment of Certain Officers

In connection with the Merger, on the Closing Date, Francis Knuettel’s employment as Chief Executive Officer, and President, Treasurer and Secretary of the Company terminated.

Additionally, on the Closing Date, Dr. Eric Lang’s employment as Chief Medical Officer of the Company was terminated.

The Company’s directors and the foregoing named officers have entered into customary indemnification agreements that provide them, in general, with customary indemnification in connection with their service to the Company or on its behalf.

On the Closing Date, the Company entered into employment agreements with Messrs. Plesha, Knuettel and Rangarao effective as of the Closing Date.

Amended and Restated 2023 Plan

On April 16, 2025, the Company’s stockholders approved the Channel Therapeutics Corporation Amended and Restated 2023 Plan (the “Amended and Restated 2023 Plan”). The Amended and Restated 2023 Plan is intended to encourage key employees, directors, and consultants of the Company and its subsidiaries to continue their association with the Company by providing favorable opportunities for them to participate in the ownership of the Company and its subsidiaries and in its future growth through the granting of equity ownership opportunities and incentives based on Company Common Stock that are intended to align their interests with those of the Company’s stockholders. The Amended and Restated 2023 Plan reflects amendments to the 2023 Plan, which, among other things, (i) increases the number of shares of Common Stock that are authorized to be issued under the 2023 Plan from 1,944,444 to 24,000,000 and (ii) provides for a termination date of April 11, 2035.

Kopfli Matter

On February 14, 2024, the Company’s board of directors received a demand letter from an attorney representing Chromocell Holdings and its former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause.” Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of September 30, 2024, the Company had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. However, the Company believed the assertions made by Mr. Kopfli were without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in the Supreme Court for the State of New York, County of New York on June 7, 2024 (Index No. 652917/2024, the “New York Action”), asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings. The Company also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from the Company. The Company sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims. On July 25, 2025, following an inquest held before the court regarding the Company’s damages, the court entered an order (i) holding that the Company (identified in the order as Chromocell Therapeutics Corporation) is entitled to damages against Mr. Kopfli and Chromocell Corporation, jointly and severally, in the amount of $17,950,205.38, as well as additional damages against Mr. Kopfli in the amount of $348,461, and (ii) directing entry of judgment in the Company’s favor for those amounts, accordingly. As of June 30, 2025, the Company has removed the accrual of $348,461 in compensation expenses.

Lang Demand Letter

On July 24, 2025, the Company received a demand latter (the “Lang Demand Letter”) from an attorney representing Dr. Eric Lang, the former Chief Medical Officer of the Company. The Lang Demand Letter asserts that the Company breached Dr. Lang’s employment contract with the Company and violated Dr. Lang’s rights under New Jersey wage and hour laws and the federal Consolidated Omnibus Budget Reconciliation Act (“COBRA”). The Lang Demand Letter asserts potential liability of as much as $1,008,095, an amount that includes liquidated damages of $640,000 that the Company believes are unavailable under applicable law. The Company is in the process of responding to the Lang Demand Letter. We are unaware of any litigation or proceeding against the Company in connection with the Lang Demand letter at this time. The Company intends to defend itself vigorously in the event that any action is commenced against it regarding the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Pelthos Therapeutics Inc.’s (“Pelthos”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; our current liquidity position, the need to obtain additional financing to support ongoing operations, Pelthos’s ability to continue as a going concern; Pelthos’s ability to maintain the listing of its Common Stock on the NYSE American LLC, Pelthos’s ability to manage costs and execute on its operational and budget plans; and, Pelthos’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Overview

Prior to the Merger outlined above, we operated as a clinical-stage biotech company focused on developing and commercializing new therapeutics to alleviate pain. Following the Merger, we are focused, though not necessarily to the exclusion of the original programs, on the commercialization of Zelsuvmi.

Our pre-Merger programs selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to prevent the transmission of pain perception to the central nervous system (“CNS”). The goal of the pre-Merger programs is to develop a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system.

There are three pre-Merger programs developing pain treatment therapeutics, all of which are based on the same proprietary molecule, as follows:

Eye Pain: Based on a novel formulation of CC8464, its Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. Pelthos intends to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. Pelthos has developed topical ophthalmic formulations and are pursuing trial plans as set forth below.

Current options for the treatment of ocular pain center on the use of corticosteroids and non-steroidal anti-inflammatory drug (“NSAID”) based therapeutics. These options suffer from sight-threatening complications such as Glaucoma and corneal melting, thus there is a large unmet need for other approaches. As an example of the potential patient population, Pelthos estimates that there are approximately 5 million cases of corneal abrasions per year in the United States. In addition, other potential indications associated with eye pain include:

●	severe dry eye,
●	side effects from photorefractive keratectomy (PRK) and pterygium surgery,
●	second eye cataract surgery,
●	neuropathic corneal pain, and
●	severe uveitis and severe iritis/scleritis.

As NaV1.7 channels are present on the cornea and is a viable biological target for treating eye pain, Pelthos believes that it has a sound scientific basis for its ability to treat a multitude of eye pain indications. It has successfully developed an eye drop formulation and has determined that the eye drops are well tolerated by animals.

Pelthos has two completed animal efficacy studies and are in the process of completing pivotal IND enabling ophthalmic toxicology studies. The efficacy studies are as follows:

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

Following the animal studies, if successful, Pelthos intends to move into proof-of-concept (“POC”) studies in humans. Pelthos plans to conduct the POC study in Australia to avail itself of the streamlined regulatory structure and a 43.5% tax credit for clinical expenses incurred in Australia and, on January 9, 2023, established an Australian subsidiary through which the work will be conducted. Pelthos is planning to conduct the POC in a clinic in Brisbane, Australia and is in the process of contracting the services to perform a trial in patients suffering from pain associated with dry-eye disease.

Depot Program: Based on several novel formulations of CC8464, Pelthos’s most recently launched program, titled CT3000, is for the potential treatment of post operative pain with the use of nerve blocks.  Examples would include knee surgery or shoulder surgery. Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery. Doctors often want patients to move soon after surgery to avoid complications such as blood clots. A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement like other local anesthetics.

Pelthos has successfully developed a number of formulations and in December 2024, announced that it achieved its endpoints in two pre-clinical in vivo models of Pelthos’s nerve block formulations for acute pain, showing material improvement over the existing standard of care, bupivacaine, in both efficacy and duration.

Pelthos performed a thermal hyperalgesia test in rodents with a placebo arm, bupivacaine arm and four arms of the main formulations of Pelthos’s molecule. Pelthos also performed a mechanical allodynia test in rodents with the same arms as above. For both models, the drugs were administered as a sciatic nerve block. All four Company formulations showed a depot effect in excess of four days, an improvement over bupivacaine, the current standard of care.

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

Following the close of the Merger, Pelthos will review the timing and budget related to the commencement of toxicology and CMC work and a subsequent human POC trial.

Neuropathic Pain: CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 channels in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other channels in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies (described below) and the Phase 1 studies Pelthos has completed to date, Pelthos believes that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in Erythromelalgia (“EM”) and idiopathic small fiber neuropathy (“iSFN”).

Pelthos conducted four Phase 1 trials with 207 patients. The results showed that CC8464 has a good overall tolerability and demonstrated no liver or renal toxicity, no central nervous system changes and no cardiovascular findings but may cause skin rashes in certain patients. The occurrence of skin rashes is not uncommon with the class of molecules to which CC8464 belongs and the rashes were successfully treated in all cases with topical steroids and/or topical antihistamines (with the exception of one patient requiring systemic steroids).

As a result of the potential for skin rashes, following discussions with the FDA, Pelthos will conduct a slow dose escalation study to further evaluate the incidence of rashes. By titrating the dose over several weeks, Pelthos anticipates that Pelthos will reduce or eliminate this side effect. Pelthos expects that the slow dose escalation study will also help determine the need for dose escalation in the final treatment regime. Even though the FDA has in the past approved drugs that listed rashes as a potential side effect, Pelthos does not know if CC8464 will be approved by the FDA (or any foreign authority).

When the dose escalation trial is funded, Pelthos will enroll approximately 20 healthy volunteers who will receive CC8464 over a period of several weeks, with the dose escalation study expected to take approximately 9-12 months in total. Pelthos anticipates that the slower dose escalation will decrease the likelihood of drug-related skin reactions. The primary endpoint of the dose escalation trail will be safety and tolerability of the slower dose titration; however, Pelthos will also be measuring blood concentrations of CC8464, which will allow it to better understand the pharmacokinetics of CC8464. Even if it is ultimately determined that Pelthos will need an escalation period for chronic pain treatment therapy, which patients could well take for the remainder of their lives, Pelthos does not believe the dose escalation approach will be consequential.

When and if Pelthos decides to move forward with the CC8464, Pelthos expects to conduct the dose escalation trial in Australia to avail itself of the streamlined regulatory structure and tax credit set forth above, utilizing its Australian subsidiary through which the work will be conducted. The location of the POC has not been determined at this time, with availability of facilities and patient population, costs, tax credits, and centers of excellence in the respective fields (EM or iSFN) all factors in the ultimate determination of the location.

In parallel with the dose escalation study, Pelthos expects to run a pilot efficacy study on approximately ten EM patients. In this study, Pelthos will induce EM flares, determine baseline pain, and then dose escalate CC8464, after which, Pelthos will attempt to induce flares. The primary endpoint will be the amount of pain experienced, and the secondary endpoint is a determination if CC8464 reduces the frequency of EM flares.

Pelthos is currently working on the development of the Phase 2a POC plan and expects to launch the Phase 2a POC study following the dose escalation study and EM pilot study, to assess the potential efficacy of CC8464 in iSFN patients. Both of iSFN and EM are orphan indications for which Pelthos plans to apply for orphan drug designations. The orphan indication may decrease the scope of the ultimate development program that is necessary for approval and is associated with a marketing exclusivity period from the FDA along with some tax advantages.

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

The potential population for EM in the United States is estimated to be between 5,000 and 50,000 patients and the potential population for iSFN in the United States is estimated to be between 20,000 and 80,000 patients. In both instances, Pelthos expects patients would potentially take its drug for the remainder of their lives, and given the lack of good therapeutic alternatives, Pelthos expects to have a robust, ongoing, and durable market.

The Phase 2a results will have significance beyond EM and iSFN and provide important insights about NaV1.7 as a potential target to find novel pain medications as an alternative to opioids, the continuing primary standard of care in analgesics. Pelthos believes that positive results from the Phase 2a study could not only act as support for CC8464’s potential in EM and iSFN but may also provide guidance of its potential for other indications of peripheral neuropathic pain.

Pelthos may further expand its pipeline with other internal or external compounds in the future, but all other internally discovered compounds are pre-clinical.

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

Background

Channel was incorporated in Delaware on March 19, 2021. On November 18, 2024, Chromocell merged with and into its wholly-owned subsidiary, Channel pursuant to the Reincorporation Merger Agreement, dated as of November 18, 2024 for the purposes of reincorporating Chromocell in Nevada. All information disclosed in this Form 10-Q for periods prior to the Reincorporation Merger Effective Date relates to the Predecessor, and all information disclosed in this Form 10-Q for periods after the Reincorporation Merger Effective Date relates to Channel Therapeutics Corporation, a Nevada corporation.

On August 10, 2022, we entered into the Contribution Agreement with Chromocell Holdings. Pursuant to the Contribution Agreement, as of the Contribution Date, we acquired from Chromocell Holdings all assets, liabilities and results of operations related to Chromocell Holdings’ therapeutic business, including all patents, pre-clinical and Phase I study results and data, and trade secrets related to the CC8464 compound, in exchange for the issuance by us of 111,112 shares of our common stock, par value $0.0001 per share (“Common Stock”) and (ii) 600,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

On February 21, 2024, we completed the IPO and issued and sold 110,000 shares of Common Stock at a price to the public of $60.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting underwriting discounts and commissions of approximately $0.5 million and offering expenses of approximately $0.4 million.

In connection with the completion of the IPO: (A) we effected the 9-for-1 reverse stock split effective February 15, 2024 (the “Reverse Stock Split”) of our shares of Common Stock, (B) all 600,000 issued and outstanding shares of our Series A Preferred Stock automatically converted into 49,943 shares of Common Stock, (C) $389,757 and accrued interest of approximately $28,336 as of February 21, 2024 outstanding under our senior secured convertible notes issued in a bridge financing in April 2023 for an aggregate principal amount of $393,808 (the “April Bridge Financing”) after giving effect to the Representative Affiliate Transactions (as defined below), automatically converted into approximately 8,711 shares of Common Stock, (D) $197,421 and accrued interest of $8,169 as of February 21, 2024 outstanding under our senior secured convertible notes issued in a bridge financing in September 2023 for an aggregate principal amount of $198,128 (the “September Bridge Financing” and together with the April Bridge Financing, the “Bridge Financings”) after giving effect to the Representative Affiliate Transactions, automatically converted into approximately 4,339 shares of Common Stock, which includes an additional 55 shares of Common Stock issuable as consideration for the September Bridge Financing (the “Bonus Shares”), (E) we issued 3,750 shares of Common Stock to an investor as consideration for its previous agreement to provide funding that is no longer necessary in connection with the IPO, (F) we effected the Representative Affiliate Transactions, (G) we effected the transactions contemplated by the Holdings Side Letter, and issued an aggregate of 2,600 shares of Series C Preferred Stock to Chromocell Holdings pursuant thereto, and (H) we issued (i) 9,383 shares to a lender holding a note payable for $450,000 (the “Investor Note”) and (ii) 2,917 shares to one of our directors holding the promissory note in the aggregate principal amount of $175,000 (the “Director Note”) in full satisfaction of our obligations thereunder (in the case of (A) through (D) and (H) above, based on the IPO price of $60.00 per share of Common Stock). We refer to these actions as the “IPO Transactions.”

In addition, certain stockholders of the Company (“Selling Stockholders”), as identified in the Registration Statement, have agreed to offer for resale of up to an aggregate of 296,983 shares of Common Stock (the “Selling Stockholder Shares”) to the public. After conversion of the convertible notes or shares of preferred stock, as applicable, the Selling Stockholders, or their respective transferees, pledgees, donees or other successors-in-interest, may sell the Selling Stockholders Shares through public or private transactions at prevailing market prices, at prices related to prevailing market prices or at privately negotiated prices. We will not receive any proceeds from the sale of the Selling Stockholder Shares by the Selling Stockholders.

The affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the annual meeting of stockholders held on October 22, 2024 approved a reincorporation merger of the Company in the State of Nevada with and into Channel Therapeutics Corporation, a wholly-owned subsidiary of the Company, with Channel Therapeutics Corporation remaining as the surviving corporation immediately following the Reincorporation Merger. The Reincorporation Merger occurred on November 18, 2024.

On December 18, 2024, 747,187 shares of Common Stock and 2,600 shares of Series C Preferred Stock held by Chromocell Holdings were transferred by the Company to AWI in satisfaction of a default judgement against Chromocell Holdings regarding the default by Chromocell Holdings of a secured promissory note by order of the Supreme Court of the State of New York, County of New York on November 25, 2024 in the matter Alexandra Wood (Canada) Inc v. Chromocell Corp., Index No. 651735/2024. AWI subsequently transferred 17,300 shares of Chromocell Holding’s shares of Common Stock that it received such that AWI now owns 57,419 shares of the Common Stock originally issued to Chromocell Holdings in connection with the Contribution Agreement.

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

In connection with the Benuvia License Agreement, we agreed to pay Benuvia a six and one-half percent (6.5%) royalty on net sales of the Spray Formulations for a period of up to 15 years from the date of the first commercial sale of any of the Spray Formulations. In addition, on December 23, 2023, we entered into a stock issuance agreement with Benuvia pursuant to which we issued to Benuvia 38,423 shares of our Common Stock, which may be offered and sold pursuant to the resale prospectus which forms a part of the Registration Statement.

We currently do not have strategy and development plans for the Spray Formulations licensed from Benuvia.

Merger Transactions

On July 1, 2025, Channel consummated the previously announced merger transaction contemplated by that certain Merger Agreement, dated as of April 16, 2025, by and among Channel, CHRO Merger Sub, LNHC, Inc., and solely for the purposes of Article III thereof, Ligand. Pursuant to the Merger Agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company, (ii) Channel’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc., and (iii) the Company effected a 10-for-1 Reverse Stock Split of all outstanding shares of its Common Stock.

The Common Stock share amounts included in these Notes to the Company’s financials are presented on a post-split basis and reflect the Reverse Split.

On July 2, 2025, Pelthos commenced trading on the NYSE American under the ticker symbol ”PTHS”, and Ligand invested $18 million as part of a broader $50.1 million equity raise, entitling Ligand to a 13% royalty on worldwide net sales of ZELSUVMI—the FDA-approved topical treatment for molluscum contagiosum. These actions occurred immediately following the Merger and reflect both the successful closing of the transaction and the initiation of the commercial launch for ZELSUVMI in July 2025. This material milestone underscores management’s near-term strategic direction.

Securities Purchase Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into the Securities Purchase Agreement with LNHC and certain investors, which includes Ligand (collectively, the “PIPE Investors”), pursuant to which, among other things, on the Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 (such transaction, the “PIPE Financing”). The gross proceeds from the PIPE Financing were approximately $50.1 million, consisting of approximately $50.0 million in cash and the conversion of approximately $0.1 million of principal and interest payable under an outstanding convertible note issued by the Company, before paying estimated expenses. The Securities Purchase Agreement contained customary representations and warranties of the Company and LNHC, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing.

On July 1, 2025, the Company, LNHC and the PIPE Investors entered into the Securities Purchase Agreement Amendment, pursuant to which, the Company, LNHC and the PIPE Investors consented to the inclusion of two additional PIPE Investors in the PIPE Financing and a corresponding decrease in the amount of certain PIPE Investors’ investments in the PIPE Financing such that the aggregate amount of the PIPE Financing would remain unchanged.

Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock, par value $0.0001 per share equal to (i) $1,000, subject to adjustment, plus any all declared and unpaid dividends thereon as of such date of determination, plus any other amounts owed to such holder pursuant to the Certificate of Designations, divided by (ii) $1 (adjusted to $10 as a result of the ten-for-one Reverse Stock Split), subject to adjustments.

In general, a holder of shares of Series A Preferred Stock may not convert any portion of Series A Preferred Stock if the holder, together with its affiliates, would beneficially own the Maximum Percentage, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%.

The shares of Series A Preferred Stock to be issued and sold to the PIPE Investors were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The closing of the PIPE Financing occurred on July 1, 2025, immediately prior to the consummation of the Merger

On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters, with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the Reverse Stock Split), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation.

Going Concern

For the six months ended June 30, 2025 and 2024, we had a net loss of approximately $5.4 million and approximately $4.3 million, respectively, and will require additional capital in order to operate in the normal course of business and to fund clinical studies. The IPO closed on February 21, 2024, from which, the Company received net proceeds from the IPO of approximately $5.7 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company (excluding any exercise of the warrants issued to A.G.P./Alliance Global Partners (the “Representative”) or its designees, in connection with the IPO).

Based on the Company’s current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these condensed consolidated financial statements. While the Company completed an equity offering of $50.1 million subsequent to the end of the reporting period, the Company expects that costs associated with the commercial launch of Zelsuvmi (acquired pursuant to the Merger), the potential acquisition of a second FDA approved product and costs related to potential clinical trials associated with the pain assets will require the Company to raise additional funds. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025 and 2024
	2025	2024	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$1,110,084	$1,209,874	$(99,790)	(8)%
Research and development	514,814	12,955	501,859	3,874%
Professional fees	1,605,525	541,257	1,064,268	197%
Total operating expenses	3,230,423	1,764,086	1,466,337	83%
Loss from operations	(3,230,423)	(1,764,086)	(1,466,337)	(83)%
Other expense	(218,516)	(7,533)	(210,983)	(2,801)%
Net loss before provision for income taxes	(3,448,939)	(1,771,619)	(1,677,320)	(95)%
Provision for income taxes	—	—	—	NA
Net loss	$(3,448,939)	(1,771,619)	(1,677,320)	(95)%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the three months ended June 30, 2025 and 2024 of $1,110,084 and $1,209,874, respectively. For the three months ended June 30, 2025, compared to the same period in 2024, this represented a decrease of $99,790, or 8%, primarily as a result of a decrease of $108,535 in D&O insurance.

Research and Development Expenses

We incurred research and development expenses for the three months ended June 30, 2025 and 2024 of $514,814, and $12,955, respectively. For the three months ended June 30, 2025, compared to the same period in 2024, this represented an increase of $501,859, or 3,874%, with the details set forth in the table below:

	Three Months Ended June 30, 2025 and 2024
	2025	2024	$ Change	% Change

Consultant	$107,408	$107,357	$51	0%
Lab Gas	457	1,452	(995)	(69)%
Lab Cell Storage	15,795	27,272	(11,477)	(42)%
Chemistry Manufacturing and Controls (“CMC”)	388,629	(133,780)	522,409	390%
IP Services	2,525	10,654	(8,129)	76%
Total	$514,814	$12,955	$501,859	3,874%

The Company incurred increased research and development expenses for the three months ended June 30, 2025, as compared to the corresponding period in 2024 primarily as a result of an increase in CMC fees.

Professional Fees

We incurred professional expenses for the three months ended June 30, 2025 and 2024 of $1,605,525 and $541,257, respectively. For the three months ended June 30, 2025, compared to the same period in 2024, this represented an increase of $1,064,268, or 197%, as a result of increased legal and accounting fees in 2025 due to the Company’s merger.

Other Expense

We incurred other expense for the three months ended June 30, 2025 of $218,516 as compared to other expense for the three months ended June 30, 2024 of $7,533. For the three months ended June 30, 2025, compared to the same period in 2024, this represented a decrease of $210,983 or 2,801%. The other expense for the three months ended June 30, 2025 and 2024 was primarily the result of an increased interest expense. The increase in the interest expense was due to the increased number and dollar amount of notes held by the Company.

 Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025 and 2024
	2025	2024	$ Change	% Change

OPERATING EXPENSES
General and administrative expenses	$2,200,133	$1,997,435	$202,698	10%
Research and development	709,112	479,561	229,551	48%
Professional fees	2,155,155	1,221,072	934,083	76%
Total operating expenses	5,064,400	3,698,068	1,366,332	37%
Loss from operations	(5,064,400)	(3,698,068)	(1,366,332)	(37)%
Other expense	(352,150)	(635,881)	283,731	45%
Net loss before provision for income taxes	(5,416,550)	(4,333,949)	(1,082,601)	(25)%
Provision for income taxes	—	—	—	NA
Net loss	$(5,416,550)	(4,333,949)	(1,082,601)	(25)%

Operating Expenses

Our operating expenses consist of general and administrative expenses, research and development expenses and professional fees.

General and Administrative Expenses

We incurred general and administrative expenses for the six months ended June 30, 2025 and 2024 of $2,200,133 and $1,997,435, respectively. For the six months ended June 30, 2025, compared to the same period in 2024, this represented an increase of $202,698, or 10%, primarily as a result of increases of $138,396 in compensation expenses and an increase of $176,287 in stock compensation.

Research and Development Expenses

We incurred research and development expenses for the six months ended June 30, 2025 and 2024 of $709,112, and $479,561, respectively. For the six months ended June 30, 2025, compared to the same period in 2024, this represented an increase of $229,551, or 48%, with the details set forth in the table below:

	Six Months Ended June 30, 2025 and 2024
	2025	2024	$ Change	% Change

Consultant	$195,663	$137,390	$58,273	42%
Lab Gas	1,062	1,452	(390)	(27)%
Lab Cell Storage	31,223	51,398	(20,175)	(39)%
Chemistry Manufacturing and Controls (“CMC”)	470,799	169,617	301,182	178%
IP Services	10,365	119,704	(109,339)	(91)%
Total	$709,112	$479,561	$229,551	48%

The Company incurred increased research and development expenses for the six months ended June 30, 2025, as compared to the corresponding period in 2024 primarily as a result of an increase in CMC.

Professional Fees

We incurred professional expenses for the six months ended June 30, 2025 and 2024 of $2,155,155 and $1,221,072, respectively. For the six months ended June 30, 2025, compared to the same period in 2024, this represented an increase of $934,083, or 76%, as a result of increased legal and accounting fees in 2024 due to the Company’s merger.

Other Expense

We incurred other expense for the six months ended June 30, 2025 of $352,150 as compared to other expense for the six months ended June 30, 2024 of $635,881. For the six months ended June 30, 2025, compared to the same period in 2024, this represented a decrease of $283,731 or 45%. The other expense for the six months ended June 30, 2025 and 2024 was primarily the result of decreased interest expense. The decrease in the interest expense was due to the remaining amortization of the debt discount on the Company’s notes being accelerated upon the conversion of the notes to equity upon consummation of the IPO during the six months ended June 30, 2024.

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

Cash totaled $0.1 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of approximately $26.9 million and $21.5 million, respectively, and had a working capital deficit of approximately $6.5 million and $2.7 million, respectively.

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

On February 10, 2024, we entered into a Stock Rescission Agreement with certain affiliates of the Representative (the “Stock Rescission Agreement” and, together with the Bridge Financing Note Amendments, the “Representative Affiliate Transactions”), pursuant to which we rescinded 11,113 shares of our Common Stock held by such affiliates of the Representative and agreed to refund an aggregate of $91,513 paid by such affiliates of the Representative in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement. At September 30, 2024, all such amounts have been paid pursuant to the Representative Affiliate Transactions and there are no remaining obligations thereto.

On February 21, 2024, we completed the IPO and issued 110,000 shares of Common Stock at a price of $60.00 per share. The aggregate net proceeds from the IPO were approximately $5.7 million after deducting approximately $0.9 million in underwriting discounts and commissions and offering expenses.

In connection with the completion of the IPO: (A) we effected the Reverse Stock Split, effective as of February 15, 2024 (B) all 600,000 issued and outstanding shares of our Series A Preferred Stock automatically converted into 49,943 shares of Common Stock, (C) principal in the amount of $389,757, along with accrued interest of approximately $28,336 as of February 21, 2024, outstanding under our senior secured convertible notes issued in the April Bridge Financing (after giving effect to the Representative Affiliate Transactions), automatically converted into approximately 8,711 shares of Common Stock, (D) principal in the amount of $197,421, along with accrued interest of $8,169 as of February 21, 2024, outstanding under our senior secured convertible notes issued in the September Bridge Financing (after giving effect to the Representative Affiliate Transactions), automatically converted into approximately 4,339 shares of Common Stock, which includes an additional 55 Bonus Shares issuable as consideration for the September Bridge Financing, (E) we issued 3,750 shares of Common Stock to an investor as consideration for its previous agreement to provide funding that is no longer necessary in connection with the IPO, (F) we effected the Representative Affiliate Transactions, (G) we effected the transactions contemplated by the Holdings Side Letter, and issued an aggregate of 2,600 shares of Series C Preferred Stock to Chromocell Holdings pursuant thereto, and (H) we issued (i) 9,383 shares to a lender holding the Investor Note and (ii) 2,917 shares to one of our directors holding the Director Note in full satisfaction of our obligations thereunder (in the case of (A) through (D) and (H) above, based on the IPO price of $60.00 per IPO Share).

In addition, certain Selling Stockholders, as identified in the Registration Statement, have agreed to offer for resale of up to an aggregate of 296,983 Selling Stockholder Shares to the public. After conversion of the convertible notes or shares of preferred stock, as applicable, the Selling Stockholders, or their respective transferees, pledgees, donees or other successors-in-interest, may sell the Selling Stockholders Shares through public or private transactions at prevailing market prices, at prices related to prevailing market prices or at privately negotiated prices. We will not receive any proceeds from the sale of the Stockholder Shares by the Selling Stockholders.

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

On June 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $162,500 (the “June Bridge Note”) to the Holder, for a purchase price of $125,000, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $162,500 or such amount equal to the outstanding principal amount of the June Note together with interest. The June Bridge Note bears interest on the outstanding principal amount at an annual rate equal to 6.0%. The June Bridge Note may be prepaid by the Company without penalty, in whole or in part, upon two days’ prior written notice to the Holder. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the May Bridge Note, will otherwise be due and payable on the earliest of: (i) September 30, 2025, (ii) the consummation of a Corporate Event (as defined in the May Bridge Note), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the Note), such amounts are declared due and payable by the Holder or made automatically due and payable in accordance with the terms of the May Bridge Note.

Merger Transactions

On July 1, 2025, Channel consummated the previously announced merger transaction contemplated by the Merger Agreement, by and among Channel, CHRO Merger Sub, LNHC, and solely for the purposes of Article III thereof, Ligand. Pursuant to the Merger Agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company, (ii) Channel’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc. and (iii) the Company effected a 10-for-1 Reverse Stock Split of all outstanding shares of its Common Stock.

The Common Stock share amounts included in these Notes to the Company’s financials are presented on a post-split basis and reflect the Reverse Split.

On July 2, 2025, Pelthos commenced trading on the NYSE American under the ticker symbol ”PTHS”, and Ligand invested $18 million as part of a broader $50.1 million equity raise, entitling Ligand to a 13% royalty on worldwide net sales of ZELSUVMI—the FDA-approved topical treatment for molluscum contagiosum. These actions occurred immediately following the Merger and reflect both the successful closing of the transaction and the initiation of the commercial launch for ZELSUVMI in July 2025. This material milestone underscores management’s near-term strategic direction.

Securities Purchase Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into the Securities Purchase Agreement with LNHC and the PIPE Investors, pursuant to which, among other things, on the Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of the Company’s Series A Preferred Stock at the “PIPE Financing. The gross proceeds from the PIPE Financing were approximately $50.1 million, consisting of approximately $50.0 million in cash and the conversion of approximately $0.1 million of principal and interest payable under an outstanding convertible note issued by the Company, before paying estimated expenses. The Securities Purchase Agreement contained customary representations and warranties of the Company and LNHC, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing.

On July 1, 2025, the Company, LNHC and the PIPE Investors entered into the Securities Purchase Agreement Amendment, pursuant to which, the Company, LNHC and the PIPE Investors consented to the inclusion of two additional PIPE Investors in the PIPE Financing and a corresponding decrease in the amount of certain PIPE Investors’ investments in the PIPE Financing such that the aggregate amount of the PIPE Financing would remain unchanged.

Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock, par value $0.0001 per share equal to (i) $1,000, subject to adjustment, plus any all declared and unpaid dividends thereon as of such date of determination, plus any other amounts owed to such holder pursuant to the Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”), divided by (ii) $1 (adjusted to $10 as a result of the ten-for-one Reverse Stock Split), subject to adjustments.

In general, a holder of shares of Series A Preferred Stock may not convert any portion of Series A Preferred Stock if the holder, together with its affiliates, would beneficially own the “Maximum Percentage, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%.

The shares of Series A Preferred Stock to be issued and sold to the PIPE Investors were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The closing of the PIPE Financing occurred on July 1, 2025, immediately prior to the consummation of the Merger

On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the Reverse Stock Split), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025 and 2024
	2025	2024	$ Change	% Change

Net cash used in operating activities	$(1,079,271)	$(4,944,308)	$(3,865,037)	(78)%
Net cash provided by financing activities	625,000	7,253,015	(6,628,015)	(91)%
Net change in cash	$(454,271)	$2,308,707	$(2,762,978)	(120)%

Net Cash Used in Operating Activities

For the six months ended June 30, 2025, we incurred a net loss of $5,416,550, and net cash flows used in operating activities was $1,079,271. The cash flow used in operating activities was primarily due to a net loss of $5,416,550, offset by stock-based compensation expense of $899,317, amortization of debt discount of $258,891, a change in account payable and accrued expense of $3,102,476, a change in prepaid expenses of $52,959 and by a change in accrued compensation of $23,636.

For the six months ended June 30, 2024, we incurred a net loss of $4,333,949, and net cash flows used in operating activities was $4,944,308. The cash flow used in operating activities was primarily due to a net loss of $4,333,949, offset by stock-based compensation expense of $751,530, amortization of debt discount of $605,630, a change in account payable and accrued expense of $1,481,113, change in prepaid expenses of $158,102, an increase in accrued compensation in the amount of $282,518, and an increase in due from Chromocell Corporation of $45,786.

Net Cash (Used in) Provided by Investing Activities

The Company neither received nor used cash in investing activities during the six months ended June 30, 2025 and 2024.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2025, net cash flows provided by financing activities were $625,000 resulting from net proceeds from loans.

For the six months ended June 30, 2024, net cash flows provided by financing activities were $7,253,015 resulting from net proceeds from common stock issued for cash of $5,972,000, proceeds from loans of $1,587,284, partially offset by payment of recission on stock of $91,512 and payments on loans of $214,757.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2025 and 2024, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

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

See Note 3 – Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements for a detailed description of our significant accounting policies.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Parexel Matter

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

Kopfli Matter

On February 14, 2024, the Company’s board of directors received a demand letter from an attorney representing Chromocell Holdings and its former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause.” Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of September 30, 2024, the Company had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with the Company. However, the Company believed the assertions made by Mr. Kopfli were without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in the Supreme Court for the State of New York, County of New York on June 7, 2024 (Index No. 652917/2024, the “New York Action”), asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between the Company and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings. The Company also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from the Company. The Company sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by the Company.

By Order dated October 3, 2024, the court in the New York Action awarded the Company a default judgment against Mr. Kopfli and Chromocell Holdings on all claims. On July 25, 2025, following an inquest held before the court regarding the Company’s damages, the court entered an order (i) holding that the Company (identified in the order as Chromocell Therapeutics Corporation) is entitled to damages against Mr. Kopfli and Chromocell Corporation, jointly and severally, in the amount of $17,950,205.38, as well as additional damages against Mr. Kopfli in the amount of $348,461, and (ii) directing entry of judgment in the Company’s favor for those amounts, accordingly. As of June 30, 2025, the Company has removed the accrual of $348,461 in compensation expenses.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 23, 2025, the Company agreed to issue 2,500 shares of Common Stock to a vendor in consideration for the services provided by the vendor to the Company.

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

Repurchase Plan Amendment

On October 22, 2024, the board of directors authorized an amendment (the “Plan Amendment”) to the Repurchase Plan to increase the total value of shares of Common Stock available for repurchase by the Company under the Repurchase Plan by an additional $500,000, to $750,000. In addition, the Plan Amendment extended the termination date of the Repurchase Plan from December 31, 2024 to June 30, 2025, prior to which Common Stock may be repurchased.

We did not repurchase any shares during the second quarter of the fiscal year covered by this Quarterly Report on Form 10-Q and the Repurchase Plan expired on June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on July 1, 2025 (Name Change Certificate of Amendment) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2025)
3.2	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on July 1, 2025 (Reverse Stock Split Certificate of Amendment)(incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2025).
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on July 1, 2025 (filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2025).
3.4	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on July 17, 2025.
3.5	Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2025).
10.1	Agreement and Plan of Merger by and among Pelthos Therapeutics Inc., CHRO Merger Sub Inc., LNHC, Inc. and Ligand Pharmaceuticals Incorporated, dated as of April 16, 2025. (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.2	Merger Agreement Waiver, dated as of July 1, 2025, by and among Channel Therapeutics Corporation, CHRO Merger Sub Inc., LNHC, Inc. and Ligand Pharmaceuticals Incorporated (filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2025 and incorporated by reference herein).
10.3	Securities Purchase Agreement by and among Pelthos Therapeutics Inc., LNHC Inc., and each of the investors thereto, dated as of April 16, 2025. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.4	Form of Lock-Up Agreement (Pelthos’s executive officers and directors). (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.5	Form of Lock-Up Agreement (certain investors who have entered the Securities Purchase Agreement). (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.6	Form of Lock-Up Agreement (certain investment company). (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.7	Form of Lock-Up Agreement (Nomis Bay, Ligand and other investors). (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.8	Form of Registration Rights Agreement. (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.9	Marcum Letter, dated as of April 17, 2025 (filed as Exhibit 16.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025 and incorporated by reference herein).
10.10	Pelthos Therapeutics Amended and Restated 2023 Equity Incentive Plan. (filed as Exhibit 10.14 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.11	Merger Agreement Waiver, dated as of July 1, 2025, by and among Channel Therapeutics Corporation, CHRO Merger Sub Inc., LNHC, Inc. and Ligand Pharmaceuticals Incorporated. (filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.12	Amendment No. 1 to Securities Purchase Agreement, dated as of July 1, 2025, by and among Channel Therapeutics Corporation, LNHC Inc., and each of the investors thereto. (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.13	Contribution Agreement, dated as of July 1, 2025, by and between Channel Therapeutics Corporation and Channel Pharmaceutical Corporation. (filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.14	Intellectual Property Assignment and Assumption Agreement, dated as of July 1, 2025, by and between Channel Therapeutics Corporation and Channel Pharmaceutical Corporation. (filed as Exhibit 10.11 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.15	Purchase and Sale Agreement, dated as of July 1, 2025, by and among Channel Therapeutics Corporation and LNHC, Inc., as the Seller Parties and Nomis RoyaltyVest LLC, as the Purchaser. (filed as Exhibit 10.12 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.16	Purchase and Sale Agreement, dated as of July 1, 2025, by and among Channel Therapeutics Corporation and Channel Pharmaceutical Corporation, as the Seller Parties and Nomis RoyaltyVest LLC, Ligand Pharmaceuticals Incorporated and Madison Royalty LLC, as the Purchasers. (filed as Exhibit 10.13 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.17	Executive Employment Agreement, dated July 1, 2025, between Pelthos Therapeutics Inc. and Scott Plesha. (filed as Exhibit 10.17 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.18	Executive Employment Agreement, dated July 1, 2025, between Pelthos Therapeutics Inc. and Francis Knuettel II. (filed as Exhibit 10.18 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.19	Executive Employment Agreement, dated July 1, 2025, between Pelthos Therapeutics Inc. and Sai Rangarao. (filed as Exhibit 10.19 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.20	Employee Lease Agreement, dated July 1, 2025, by and between Ligand Pharmaceuticals Incorporated and Pelthos Therapeutics Inc. (filed as Exhibit 10.20 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).

10.21	Transition Services Agreement, dated July 1, 2025, by and between Ligand Pharmaceuticals Incorporated and LNHC, Inc. (filed as Exhibit 10.21 to Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025 and incorporated by reference herein).
10.22
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2025

Pelthos Therapeutics Inc.

By:	/s/ Scott Plesha
Name: Scott Plesha
Title: Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer)