Form 10-Q
period 2025-09-30
Pelthos Therapeutics Inc.
filed 2025-11-13
CIK 1919246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2025 is 3,061,681.

PELTHOS THERAPEUTICS INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,203	$513
Restricted cash, current	50	—
Accounts receivable, net	7,988	—
Inventory, net	24,096	—
Prepaid expenses and other current assets	3,424	856
Total current assets	49,761	1,369
Property and equipment, net	10,174	—
Operating lease right-of-use assets, net	3,352	—
Intangible assets, net	32,521	—
Goodwill	30,625	—
Total assets	$126,433	$1,369

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$5,666	$1,897
Accrued expenses	11,890	—
Operating lease liabilities, current portion	631	—
Deferred revenue, current portion	1,019	—
Loan payable, net of debt discount	—	2,054
Loan payable - related party, net of debt discount	—	132
Other liabilities	5,562	—
Total current liabilities	24,768	4,083
Operating lease liabilities, net of current portion	2,849	—
Deferred revenue, net of current portion	1,522	—
Deferred income tax liability	12,866	—
Other long-term liabilities	26,175	—
Total liabilities	68,180	4,083
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A, $0.0001 par value, 150,000 shares authorized, 57,568 shares issued and outstanding as of September 30, 2025 and 700,000 shares authorized, no shares issued or outstanding as of December 31, 2024, respectively	—	—
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 2,600 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,090,729 and 610,389 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	101,383	18,761
Accumulated deficit	(43,130)	(21,475)
Total stockholders’ equity (deficit)	58,253	(2,714)

Total liabilities and stockholders’ equity (deficit)	$126,433	$1,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2025	2024	2025	2024

Revenue
Net product revenues	$7,112	$—	$7,112	$—
License and collaboration revenues	294	—	294	—
Total revenue	7,406	—	7,406	—
Operating expenses
Cost of goods sold	2,316	—	2,316	—
Selling, general and administrative	19,628	1,634	23,984	4,853
Research and development	145	415	854	894
Amortization of intangible assets	679	—	679	—
Total operating expenses	22,768	2,049	27,833	5,747
Operating loss	(15,362)	(2,049)	(20,427)	(5,747)
Other (expense) income
Interest expense	(1,346)	(39)	(1,698)	(678)
Interest income and other income	5	393	5	396
Total other (expense) income	(1,341)	354	(1,693)	(282)
Net loss before provision for income taxes	(16,703)	(1,695)	(22,120)	(6,029)
Provision for income taxes	(465)	—	(465)	—
Net loss and comprehensive loss	$(16,238)	$(1,695)	$(21,655)	$(6,029)

Net loss per common share - basic and diluted	$(5.30)	$(2.93)	$(14.96)	$(11.12)

Weighted average number of common shares outstanding during the period - basic and diluted	3,061,488	579,229	1,447,469	542,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(in thousands, except share and per share amounts)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2024	—	$—	2,600	$—	610,389	$—	$18,761	$(21,475)	$(2,714)
Stock-based compensation	—	—	—	—	—	—	404	—	404
Restricted stock unit expense	—	—	—	—	4,635	—	52	—	52
Shares issued for services	—	—	—	—	1,692	—	30	—	30
Shares issued for cash	—	—	—	—	1,650	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,968)	(1,968)
Balance, March 31, 2025	—	$—	2,600	$—	618,366	$—	$19,247	$(23,443)	$(4,196)
Stock-based compensation	—	—	—	—	—	—	342	—	342
Restricted stock unit expense	—	—	—	—	4,635	—	52	—	52
Shares issued for services	—	—	—	—	1,389	—	20	—	20
Shares issued for conversion of notes	—	—	—	—	48,938	—	737	—	737
Stock split	—	—	—	—	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,449)	(3,449)
Balance, June 30, 2025	—	$—	2,600	$—	673,320	$—	$20,398	$(26,892)	$(6,494)
Stock-based compensation	—	—	—	—	—	—	2,001	—	2,001
Restricted stock unit expense	—	—	—	—	22,155	—	811	—	811
Exercise of stock options	—	—	—	—	6,500	—	85	—	85
Stock split	—	—	—	—	7,754	—	—	—	—
Shares issued in Acquisition of LNHC, Inc.	31,278	—	—	—	—	—	39,410	—	39,410
Shares issued in PIPE Financing	50,100	—	—	—	—	—	38,678	—	38,678
Conversion of Preferred A Shares	(23,810)	—	—	—	2,381,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	(16,238)	(16,238)
Balance, September 30, 2025	57,568	$—	2,600	$—	3,090,729	$—	$101,383	$(43,130)	$58,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (CONTINUED)

(Unaudited)

(in thousands, except share and per share amounts)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2023	600,000	$—	—	$—	390,634	$—	$7,075	$(13,520)	$(6,445)
Stock-based compensation	—	—	—	—	—	—	293	—	293
Issuance cost from common stock issued for extension of bridge loan	—	—	—	—	8,112	—	448	—	448
Conversion of preferred stock	(600,000)	—	—	—	49,943	—	—	—	—
Common stock issued for cash	—	—	—	—	110,000	—	5,972	—	5,972
Standby agreement	—	—	—	—	3,750	—	—	—	—
Recission of common stock	—	—	—	—	(11,113)	—	(92)	—	(92)
Transfer of liabilities to Chromocell Corp. for preferred C shares	—	—	2,600	—	—	—	2,153	—	2,153
Common stock issued for conversion of notes	—	—	—	—	25,350	—	1,363	—	1,363
Net loss	—	—	—	—	—	—	—	(2,562)	(2,562)
Balance, March 31, 2024	—	$—	2,600	$—	576,676	$—	$17,212	$(16,082)	$1,130
Stock-based compensation	—	—	—	—	—	—	366	—	366
Restricted stock unit expense	—	—	—	—	—	—	14	—	14
Shares issued for services	—	—	—	—	5,647	—	78	—	78
Net loss	—	—	—	—	—	—	—	(1,772)	(1,772)
Balance, June 30, 2024	—	$—	2,600	$—	582,323	$—	$17,670	$(17,854)	$(184)
Stock-based compensation	—	—	—	—	—	—	395	—	395
Restricted stock unit expense	—	—	—	—	3,225	—	42	—	42
Shares issued for services	—	—	—	—	3,890	—	81	—	81
Shares issued for payment of accounts payable	—	—	—	—	1,000	—	7	—	7
Stock repurchase	—	—	—	—	(8,620)	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	—	(1,695)	(1,695)
Balance, September 30, 2024	—	$—	2,600	$—	581,818	$—	$18,121	$(19,549)	$(1,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(in thousands, except share and per share amounts)

	For the Nine months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(21,655)	$(6,029)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of interest for royalty obligations	1,316	—
Depreciation of property and equipment	389	—
Amortization of intangibles	679	—
Amortization of debt discount	259	616
Lease amortization expense	74	—
Stock-based compensation	3,662	1,269
Inventory write-off	792	—
Gain on default judgment	—	(363)
Changes in operating assets and liabilities:
Accounts receivable	(7,940)	—
Inventory	1,385	—
Prepaid expenses	(1,411)	(890)
Operating lease right-of-use assets	243	—
Accounts payable	4,031	558
Accrued expenses	2,689	(283)
Operating lease liabilities	(189)	—
Deferred revenue	(294)	—
Deferred income tax	(465)	—
Other assets and liabilities	97	—
Net cash used in operating activities	(16,338)	(5,122)

Cash flow from investing activities:
Acquisition of LNHC, Inc.	2,761
Net cash provided by investing activities	2,761	—

Cash flow from financing activities:
Proceeds from PIPE, net	27,384	—
Proceeds from stock option exercises	85	—
Proceeds from loan payable, net of debt discount	693	690
Payment of loan payable, net of debt discount	(845)	(215)
Common stock issued for cash	—	5,972
Rescission of common stock	—	(166)
Net cash provided by financing activities	27,317	6,281
Net increase in cash and cash equivalents	13,740	1,159
Cash, cash equivalents and restricted cash as of beginning of period	513	96
Cash, cash equivalents and restricted cash as of end of period	$14,253	$1,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (CONTINUED)

(Unaudited)

(in thousands, except share and per share amounts)

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$14,203	$513
Restricted cash	50	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,253	$513

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$19	$—

Supplemental non-cash investing and financing activities:
PIPE proceeds allocated to accounts payable	$1,776	$—
PIPE proceeds allocated to debt payable	$20,340	$—
PIPE proceeds allocated to fees	$600	$—
Royalty agreement liability reclassified from additional paid in capital	$10,821	$—
Debt discount from common stock issued for extension of bridge loan	$—	$448
Shares issued for payment of account payable or for services	$50	$7
Conversion of notes to common stock	$737	$1,363
Transfer of liabilities to Chromocell Corporation for Series C Preferred Stock	$—	$2,153
Account payable and accrued expenses converted to notes	$—	$1,455
Account payable and accrued expenses converted to notes - related party	$—	$132

The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar values in thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Pelthos Therapeutics Inc., (the “Company”) is a bio-pharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens.

The Company currently has rights to one commercial product, ZELSUVMI™ (berdazimer) topical gel, 10.3% for the treatment of molluscum contagiosum, which was approved by the U.S. Food and Drug Administration (“FDA”) in January 2024 and was commercially launched in July 2025. Berdazimer sodium is the active pharmaceutical ingredient (“API”) used in ZELSUVMI and is the backbone of the NITRICIL™ platform technology. The Company leases its manufacturing facility, owns and operates the equipment used in the production of the API, and has the personnel, know-how, and experience to produce the API for ZELSUVMI. In addition, the Company also has rights to clinical stage assets that selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to modulate the transmission of pain perception to the central nervous system.

Company Background

The Company was effectively formed on July 1, 2025 with a merger transaction between Channel Therapeutics Corporation (“Channel”) and LNHC, Inc. (“LNHC”). See below within this Note 1 as well as Note 3 — “Acquisition of LNHC, Inc.” for further information regarding the merger transaction between Channel and LNHC.

Chromocell Therapeutics Corporation (“Chromocell”) was incorporated in Delaware on March 19, 2021. On February 21, 2024, Chromocell completed the initial public offering of its Common Stock (the “IPO”) by issuing 110,000 shares of its Common Stock at a price of $60.00 per share. The aggregate net proceeds from the IPO were approximately $5,900 after deducting $900 in underwriting discounts and commissions and offering expenses.

On November 18, 2024, Chromocell merged with and into its wholly-owned subsidiary, Channel, a Nevada corporation, pursuant to an agreement and plan of merger, dated as of November 18, 2024 for the purposes of reincorporating Chromocell in Nevada.

LNHC was incorporated in the state of Delaware in September 2023 by Ligand Pharmaceuticals, Inc. (“Ligand”) and was initially formed to facilitate a transaction between Ligand and Novan, Inc. (“Novan”). On September 27, 2023, Ligand acquired certain assets of Novan, after providing debtor in possession financing and acquiring specific assets from Novan, under Section 363 of the U.S. Bankruptcy Code (a “363 transaction”). Novan was a medical dermatology company focused on developing and commercializing innovative therapeutic products for skin diseases. Through its NITRICIL technology platform, Novan developed ZELSUVMI (berdazimer gel, 10.3%), formerly named SB206, as a topical prescription gel for the treatment of viral skin infections, with a focus on molluscum contagiosum. As of the acquisition date in September 2023 by Ligand, all assets and liabilities acquired in the Novan acquisition were held by LNHC, which was a wholly owned subsidiary of Ligand, including the NITRICIL technology platform.

On March 24, 2025, LNHC assigned its intellectual property portfolio related to the Novan acquisition, including the NITRICIL technology, to Ligand and entered into an exclusive license and sublicense agreement with Ligand, pursuant to which Ligand licensed to the Company the intellectual property rights necessary to make, use, sell or offer to sell ZELSUVMI for the treatment of molluscum contagiosum in humans worldwide, except for Japan.

On March 24, 2025, LNHC and Ligand also entered into a master services agreement under which Ligand, or related parties, may contract with LNHC to provide API for clinical or commercial use related to the NITRICIL technology. In addition, the agreement also allows Ligand to require LNHC to provide manufacturing technology transfer services, if requested, for products other than ZELSUVMI, to a potential third-party manufacturer.

July 1, 2025 Merger

On July 1, 2025 (the “Merger Closing Date”), the Company consummated the previously announced merger transaction contemplated by that certain Agreement and Plan of Merger (the “Merger”) by and among the Company, CHRO Merger Sub, Inc. a Delaware Corporation and a wholly owned subsidiary of the Company (“Merger Sub”), LNHC, and solely for the purposes of Article III of the merger agreement, Ligand. Pursuant to the merger agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company and (ii) the Company’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc.

The Merger was accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Company and LNHC each meet the definition of a business as defined by ASC 805 by virtue of having inputs, processes and outputs. In addition, LNHC met the definition of a VIE given the entity does not have sufficient equity to finance its activities without additional financial support, as assessed immediately prior to the Merger. Finally, the Company owns 100% of the shares of LNHC following the close of the Merger and is therefore the primary beneficiary of the LNHC business. As a result, the Company is deemed to be the accounting acquirer in the Merger, and the Merger is accounted for as a business combination in which the Company acquired the LNHC business. The LNHC assets acquired, and liabilities assumed in connection with the Merger are recorded at their acquisition date fair values. See Note 3 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition.

At the effective time of the Merger, the Company issued an aggregate of 31,278 shares of the Company’s Series A Preferred Stock to Ligand as consideration for the LNHC shares.

The shares of Series A Preferred Stock issued to Ligand in the Merger were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The shares of the Company’s Common Stock listed on the NYSE American LLC, previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO,” commenced trading on the NYSE American under the ticker symbol “PTHS,” on July 2, 2025. The Company’s Common Stock is represented by a new CUSIP number, 171126 204.

The July 1, 2025 Merger resulted in the Company having (i) a commercial product, ZELSUVMI; (ii) the facility, equipment and know-how to manufacture the API used in ZELSUVMI; and (iii) clinical-stage NaV1.7 assets.

Securities Purchase Agreement

Concurrently with the execution of the merger agreement, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LNHC and certain investors, which included Ligand (collectively, the “PIPE Investors”), pursuant to which, among other things, on the Merger Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 (such transaction, the “PIPE Financing”). The gross proceeds from the PIPE Financing were approximately $50,100, consisting of approximately $50,000 in consideration and the conversion of approximately $100 of principal and interest payable under an outstanding convertible note with a related party issued by the Company, before paying estimated expenses and before the settlement of certain outstanding bridge notes with the PIPE Investors, described below.

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

The shares of Series A Preferred Stock issued and sold to the PIPE Investors were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The closing of the PIPE Financing occurred on July 1, 2025, immediately prior to the consummation of the Merger.

On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters (each, a “Side Letter”) with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the reverse stock split discussed in Note 10 — “Stockholders’ Equity”), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation. Approximately 57,568 shares of the Company’s Series A Preferred Stock were issued and outstanding immediately following the Effective Time. Immediately following the Merger and the PIPE Financing, the Company’s security holders as of immediately prior to the Merger owned approximately 7.4% of the outstanding shares of the Company and LNHC security holders owned approximately 56.1% of the outstanding shares of the Company, in each case on a fully diluted basis, calculated using the treasury stock method.

Net Proceeds from PIPE Financing

Certain PIPE Investors were a party to the ZELSUVMI Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “Royalty Agreements”) as described in Note 8 — “License and Other Agreements”. Further, certain PIPE Investors were not a party to the Royalty Agreements. As the PIPE Financing and Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company will account for future royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.

Effective January 1, 2025, LNHC entered into a bridge loan agreement with Ligand under which any amounts of cash transferred from Ligand to LNHC, or settlement of LNHC’s expenses directly by Ligand, starting from January 1, 2025, were considered a loan from Ligand to LNHC. The maximum borrowing under the bridge loan agreement was $18,000, (the “Ligand Bridge Note”). The repayment of the Ligand Bridge Note loan at the closing of the Merger was offset against Ligand’s funding commitment in the PIPE Financing. The balance of the Ligand Bridge Note was $12,732, resulting in $5,268 of funding provided to the Company as of the Merger Closing Date as part of the PIPE Financing. In addition, on April 16, 2025, LNHC entered into a bridge loan agreement with two third-party lenders, part of the group of strategic investors who participated in the PIPE Financing, for an aggregate amount, including interest, of $6,053. This loan reduced their funding commitment with respect to the Merger transaction. In addition, as part of the Merger closing a settlement of a related party note of $100 also occurred.

The following are details of the Merger and PIPE Financing as it relates to Series A Preferred Stock and proceeds from the PIPE Financing:

	Series A Preferred Shares Issued	Allocated Gross Proceeds	Notes Settlement	Payables Settlement and Expenses	Net Proceeds
Beginning Balance as of July 1, 2025	—	$—	$—	$—	$—
Preferred Stock (Series A) Issued - Merger	31,278	—	—	—	—
Preferred Stock (Series A) Issued - PIPE Financing	50,100	50,100	(20,340)	(2,376)	27,384
Preferred Stock (Series A) Converted to Common Stock	(23,810)	—	—	—	—
Ending Balance as of July 1, 2025	57,568	$50,100	$(20,340)	$(2,376)	$27,384

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2025 and 2024. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Principles of consolidation

The consolidated financial statements include the accounts of Pelthos Therapeutics Inc. and its wholly owned subsidiaries, LNHC, Chromocell Therapeutics Australia Pty. Ltd, and Channel Pharmaceutical Corporation (“CPC”). All significant intercompany balances and transactions have been eliminated.

See Note 3 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition. The post-acquisition operating results of LNHC are reflected within the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025.

Liquidity and Ability to Continue as a Going Concern

A fundamental principle of the preparation of financial statements in accordance with U.S. GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. In accordance with this requirement, the Company has prepared its accompanying condensed consolidated financial statements assuming the Company will continue as a going concern.

During the three and nine months ended September 30, 2025, the Company had a net loss of approximately $16,238 and $21,655, respectively. As of September 30, 2025, the Company had cash of approximately $14,203 and working capital of $24,993.

The Company expects to continue to incur losses for the foreseeable future, as it continues to invest in commercialization activities for ZELSUVMI, add operational, financial and management information systems and personnel to support Company operations and incur additional costs associated with operating as a public company. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital in the future and generate cash flows from operations.

Based on current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these condensed consolidated financial statements. While the Company completed the PIPE Financing in July 2025, the Company expects that costs associated with the commercial launch of ZELSUVMI, expenses related to its manufacturing facility and costs related to potential clinical trials associated with the existing pain programs, and other activities will require the Company to raise additional funds. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made by management include provisions for prompt-pay discounts, customer fees, co-payment assistance, government and payor rebates and fees, inventory net realizable value, useful lives of property, plant and equipment and amortizable intangible assets, stock-based compensation, accrued expenses, valuation of assets and liabilities in business combinations, developmental timelines related to licensed products, valuation of future obligations related to licensees and contractual payments, deferred income taxes and contingencies. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Business Acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting in accordance with ASC 805. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements (“ASC 820”), as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price. Under ASC 805, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires the Company to make estimates and assumptions related to the estimated fair values of net assets acquired, which require significant management judgment. See Note 3 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition.

Reclassifications

Certain amounts in the Company’s consolidated balance sheet as of December 31, 2024 have been reclassified to conform to the current presentation, in addition to certain line items within the historical condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash as of September 30, 2025 relates to a deposit account securing the Company’s corporate credit card program.

Accounts Receivable, Net

Accounts receivables are stated as amounts due, net of estimates for discounts offered in customer contracts and any expected credit losses. The Company estimates expected credit losses using the “expected loss” model, which is based on an assessment of the collectability of customer accounts, including collection history, credit quality, the age of past-due balances, current conditions, and reasonable and supportable future conditions that might impact a customer’s ability to pay. The allowance for credit losses is periodically analyzed and adjusted as needed through a charge to selling, general and administrative expense. Amounts deemed to be uncollectible are charged against the allowance for credit losses. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. As of September 30, 2025, the Company did not record an allowance for credit losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions, and these deposits may at times be in excess of federally insured limits. In addition, the Company assesses the creditworthiness of its customers on an on-going basis. As of September 30, 2025, the Company’s three wholesaler customers accounted for more than 94% of its total gross accounts receivable balance at 34%, 32% and 28%, respectively.

Inventory

The Company measures inventory using the first-in, first-out method and values inventory at the lower of cost or net realizable value. Inventory value includes costs related to materials, manufacturing, labor, conversion and overhead expenses. The Company adjusts its inventory for potentially obsolete inventory. The adjustment for obsolescence is generally an estimate of the value of inventory that is expected to expire in the future based on projected sales volume and product expiration or expected sell-by dates. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory and make estimates regarding future product sales.

Prior to obtaining initial regulatory approval for ZELSUVMI in January 2024, inventory costs related to the production of pre-launch inventory were expensed as research and development costs. Subsequent to January 5, 2024, the date of the FDA’s approval of ZELSUVMI, inventory costs were capitalized by LNHC. As part of the Merger, certain inventoried items were revalued subject to ASC 805. See Note 3 — “Acquisition of LNHC, Inc.” for additional detail.

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Computer equipment	3	years
Software	3 - 5	years
Furniture and fixtures	5 - 7	years
Manufacturing and laboratory equipment	7	years

Leasehold improvements are amortized over the shorter of the life of the lease or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred. Improvements and betterments that add new functionality or extend the useful life of an asset are capitalized. Leases for real estate often include tenant improvement allowances, which the Company assesses according to applicable accounting guidance to determine the appropriate owner, and capitalizes such tenant improvement assets accordingly.

Intangible Assets, Net and Goodwill

Intangible assets represent certain identifiable intangible assets, including product rights consisting of pharmaceutical product licenses and patents. Amortization for pharmaceutical products licenses is computed using the straight-line method based on the lesser of the term of the agreement and the useful life of the license. Amortization for pharmaceutical patents is computed using the straight-line method based on the useful life of the patent.

Definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. In the event impairment indicators are present or if other circumstances indicate that an impairment might exist, then management compares the future undiscounted cash flows directly associated with the asset or asset group to the carrying amount of the asset group being determined for impairment. If those estimated cash flows are less than the carrying amount of the asset group, an impairment loss is recognized. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Considerable judgment is necessary to estimate the fair value of these assets, accordingly, actual results may vary significantly from such estimates.

Indefinite-lived intangible assets, including goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis on July 1 or when events or changes in circumstances indicate evidence that a potential impairment exists, using a fair value based test.

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level at least annually, or more frequently if an event occurs indicating the potential for impairment. During a goodwill impairment review, management performs an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, management determines that it is not more likely than not that the fair value of reporting unit is less than the carrying amount, then no additional assessment is deemed necessary.

The Company did not identify indicators of impairment for intangible assets or goodwill during the three or nine months ended September 30, 2025.

Leases

The Company leases office space under non-cancelable lease agreements. The Company applies the accounting guidance in ASC 842, Leases (“ASC 842”). As such, the Company assesses all arrangements, that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease, the Company: (i) identifies lease and non-lease components; (ii) determines the consideration in the contract; (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease Right of Use (“ROU”) assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset.

The Company elected the practical expedient to not separate non-lease components from the lease components. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the condensed consolidated statements of operations. The Company has elected the short-term lease exemption and, therefore, does not recognize an ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.

The interest rate implicit in the Company’s lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for an amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company did not identify indicators of impairment for the long-lived assets during the three or nine months ended September 30, 2025.

Fair Value Measurements and Fair Value of Financial Instruments

The Company determines fair value, per ASC 820, based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

See Note 7— “Reedy Creek Liability” and Note 8— “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying condensed consolidated financial statements.

Revenue Recognition

Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

Net Product Revenues

The Company sells ZELSUVMI to three wholesalers and one specialty distributor in the United States. The three wholesalers and one specialty distributor are considered the Company’s customers for accounting purposes.

Revenue from product sales is recognized when the customer obtains control of the Company’s product, which typically occurs on delivery. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of prompt-pay discounts, customer fees, government rebates, co-payment assistance and payor rebates and administration fees for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect net product sales and earnings in the period such estimates are adjusted. These items, as applicable based on current contractual agreements and obligations on behalf of the Company, include:

●	Prompt-Pay Discounts — The Company generally provides discounts on product sales to its customers for prompt payment. The Company estimates that its customers will earn these discounts. These discounts are recorded as a reduction of gross revenue and accounts receivable at the time such revenue is recognized.

●	Customer Fees — The Company pays certain customer fees, such as fees for certain data that customers provide to the Company or for distribution services provided to the Company. Customer fees paid to its customers are recorded as a reduction of gross revenue and accounts receivable, unless the payment is: (i) for a distinct good or service from the customer; and (ii) the Company can reasonably estimate the fair value of the goods or services received. If both conditions are met, the Company records the consideration paid to the customer as selling, general and administrative expense.

●	Co-payment Assistance — Co-payment assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The program is administered by a third-party on the Company’s behalf. Co-payment assistance is recorded as a reduction of revenue and a current liability is established and included in accrued expenses at the time such revenue is recognized.

●	Government Rebates — The Company estimates government rebates, primarily Medicaid, based upon a range of possible outcomes for the estimated patient mix. Medicaid rebates relate to the Company’s estimated obligations to states under reimbursement arrangements. Rebates are recorded as a reduction of gross revenue and a current liability is established and included in accrued expenses at the time such gross revenue is recognized. The amount of the rebate for each unit of product reimbursed by the state Medicaid program is established by law and is adjusted upward if the wholesale acquisition cost increases more than inflation (measured by the Consumer Price Index). The liability for Medicaid rebates consists of: (i) estimated current quarter claims; (ii) estimated prior quarter claims for which an invoice has not been received; (iii) prior quarter claims based on unpaid invoices received; and (iv) estimated claims for inventory in the distribution channel at period end.

●	Payor Rebates and Administration Fees — Payor rebates and administration fees represent the estimated obligations to third parties, primarily benefit managers. The payor rebates and administration fees result from formulary position, price increase limit allowances (price protection) and administration fees. The liability payor rebates and administration fees are based on the estimated payors buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. Payor rebates and administration fees are recorded as a reduction of revenue and a liability is established and included in accrued expenses at the time such revenue is recognized.

License and Collaboration Revenues

The Company has one agreement related to an out-license of intellectual property to a third party. Per ASC 606, the Company determines if there are distinct performance obligations identified in the arrangement. The Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company’s management utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the estimated performance period and the appropriate method of measuring progress during the performance period for purposes of recognizing revenue.

The Company re-evaluates the estimated performance period and measure of progress each reporting period and, if necessary, adjusts related revenue recognition accordingly. These arrangements often include milestone as well as royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements from or payments to the collaboration partner. Because of the risk that products in development will not receive regulatory approval, the Company does not recognize any contingent payments until regulatory approval becomes probable. Future sales-based royalties are not recorded until the subsequent sale occurs.

See Note 5 — “Sato Agreement” for further information regarding license and collaboration revenues.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacture, production, packaging, and distribution of the Company’s commercial products. These costs primarily consist of manufacturing costs, including allocated overhead, supply costs, third-party logistics and distribution expenses, quality control and assurance costs, and freight and shipping charges incurred in fulfilling customer orders.

Additionally, the Company’s product is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company records a write-down of any potential unmarketable inventory to its estimated net realizable value.

As part of the Merger, certain inventoried items were revalued subject to ASC 805. See Note 3 — “Acquisition of LNHC, Inc.” for additional detail.

The amount of expense related to inventory write down as a result of excess, obsolescence, scrap, or other reasons is recorded as cost of goods sold in the condensed consolidated statements of operations. The Company recorded work-in-process write-offs of $792 during the three and nine months ended September 30, 2025 related to specification tolerances.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense consists of personnel and non-personnel expenses to support growing sales of ZELSUVMI. Personnel-related expenses include salaries, incentive pay, benefits and share-based compensation for personnel engaged in sales, marketing, regulatory, quality, medical, non-capitalizable manufacturing, finance, information technology and administrative functions. As the majority of the Company’s contracts are short-term in nature, sales commissions are generally recorded as selling, general and administrative expense when incurred as the amortization period would have been less than one year.

Non-personnel-related expense includes: (i) selling, patient services, pharmacovigilance, marketing, advertising, travel, sponsorships and trade shows; and (ii) other general and administrative costs, including consulting, legal, patent, insurance, accounting, information technology and facilities.

The Company uses a third-party logistics provider (“3PL”) to perform a full order-to-cash service, which includes warehousing and shipping directly to its customers on its behalf. Activities performed by the 3PL are recorded in SG&A. SG&A expenses are recognized as they are incurred.

Royalty and/or milestone payments due to third parties under license arrangements for commercial products are expensed within SG&A and recorded as a current liability in the periods in which the obligation is incurred.

Research and Development Expense

Research and development (“R&D”) expense consists of personnel and non-personnel expenses. Personnel-related expense includes salaries, bonus, benefits and share-based compensation for personnel engaged in research and development functions. Non-personnel-related expense includes subcontractors and materials used for R&D activities, development, clinical trials, clinical supply and distribution, and other professional services.

R&D expenses are recognized as they are incurred based on actual work completed through monitoring invoices received and discussions with internal personnel and external service providers as to the progress or stage of completion of preclinical activities, clinical studies and related supporting services for non-commercial assets.

Contingent milestone payments due to third parties under R&D arrangements or license agreements, are expensed within R&D and recorded as a current liability in the periods in which the obligation is incurred.

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2025, 1,529,401 stock options, 5,500 warrants, and 471,487 unvested restricted stock units (“RSUs”) were excluded from dilutive earnings per share as their effects were anti-dilutive. As of September 30, 2024, 82,044 stock options, 5,500 warrants, and 22,575 unvested restricted stock units were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

The Company follows the provision of the ASC 740 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For all periods presented, comprehensive loss was equal to net loss.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer, the chief operating decision-maker (“CODM”). For accounting purposes, the CODM is making decisions regarding resource allocation and assessing performance based on consolidated net income as if presented in the Company’s condensed consolidated financial statements. The Company views its operations and manages its business in two operating segments, the Commercial Operations segment, and the Research and Development Operations segment. See Note 13 — “Segment Information” for additional detail.

Related Party Transactions

The Company has historically separately presented certain related party transactions and balances on its condensed consolidated financial statements. See Note 6 — “Notes Payable” and Note 8— “License and Other Agreements” for additional detail regarding related party transactions.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual periods beginning after December 15, 2024. The Company is currently evaluating the impact ASU No. 2023-09 will have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed consolidated financial statements.

Other new accounting pronouncements issued, but not effective until after September 30, 2025, did not and are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

NOTE 3 - ACQUISITION OF LNHC, INC.

The Company issued 31,278 shares of Series A Preferred Stock as consideration pursuant to the terms of the Merger and merger agreement. The total merger consideration was determined to have a fair value of $39,410, calculated as follows:

Shares of Series A Preferred Stock issued in the Merger Agreement (1)	31,278
Series A Preferred Stock per share price (2)	$1,260
Total merger consideration	$39,410

(1)	Represents the number of shares of the Company’s Series A Preferred Stock issued to LNHC’s shareholders based on the exchange ratio as set forth in the Merger Agreement.

(2)	As the Company’s Series A Preferred Stock was immediately convertible into the Company’s common stock at a ratio of 1 to 100, the fair value estimate of the Company’s Series A Preferred Stock is calculated as the closing Company common stock price on June 30, 2025 multiplied by 100.

The preliminary purchase price is subject to further adjustments based on the final determination of purchase price adjustments, if any.

The Company has made a preliminary allocation of the consideration transferred to the tangible and intangible assets acquired and liabilities assumed of LNHC based on their estimated fair value as follows:

Cash and cash equivalents	$2,761
Accounts receivable	48
Inventory	26,203
Prepaid expenses and other current assets	1,189
Intangible assets	33,200
Property and equipment	10,633
Operating lease right-of-use assets	3,595
Other assets	65
Accounts payable	(1,562)
Accrued liabilities	(9,201)
Short-term Bridge loan	(18,785)
Deferred revenue, current portion	(1,072)
Operating lease liabilities, current portion	(625)
Deferred revenue, long-term portion	(1,763)
Operating lease liabilities, long-term portion	(2,970)
Deferred tax liability	(13,331)
Other long-term liabilities	(19,600)
Fair value of net assets acquired	8,785
Goodwill	30,625
Consideration transferred	$39,410

The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the Merger Closing Date becomes available and final appraisals and analysis are completed. The Company will reflect measurement period adjustments, in the period in which the adjustments occur, and the Company will finalize its accounting for the acquisition within one year from July 1, 2025. A change in the fair value of the net assets may change the amount recognized to goodwill. If the final fair value estimates and tax adjustments related to the net assets acquired decrease from their preliminary estimates, the amount of goodwill will increase and if the final fair value estimates and tax adjustments related to the net assets acquired increase from their preliminary estimates, the amount of goodwill will decrease. In addition, the final fair value estimates related to the net assets acquired could impact the amount of amortization expense recorded associated with amounts allocated to intangible assets. The preliminary goodwill arising from the Merger is primarily attributable to expected synergies. The goodwill will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements.

The fair value of developed technology was estimated using the “multi-period excess earnings” method, an income approach that considers the net cash flows expected to be generated by the intangible asset by excluding any cash flows related to contributory assets. Significant assumptions include the expected useful life of the patent, contributory asset charges and the concluded discount rate. The developed technology will be amortized on a straight-line basis over an estimated useful of 12.2 years. The $32,200 fair value of the developed technology is within intangible assets in the table above.

The fair value of the Sato Pharmaceutical Co., Ltd. (“Sato”) licensing agreement was estimated using the “relief from royalty” method, an income approach that considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the technology. Significant assumptions include the royalty rate, forecasted cash flows of the license agreement and concluded discount rate. The $1,000 fair value of this agreement is within intangible assets in the table above. The Sato licensing agreement will be amortized on a straight-line basis over an estimated useful of 13.0 years. See Note 5— “Sato Agreement” for additional detail regarding the fair value of the Sato licensing agreement.

The fair value of the inventory was estimated using the top/down method that considers the estimated selling price, costs to complete, disposal costs, profit margin on disposal effort, and holding costs. Significant assumptions include management’s estimates for the selling price and the costs to be incurred related to the disposal effort of the inventory.

The fair value of the Reedy Creek liability was estimated using the income approach that considers the royalties based on sales of ZELSUVMI. The $19,600 fair value of this agreement is within other long-term liabilities in the table above. Significant assumptions include the management’s revenue forecast, royalty rate, and concluded discount rate. See Note 7— “Reedy Creek Liability” for additional detail regarding the fair value of the Reedy Creek liability.

Deferred taxes were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to intangible assets and inventory.

Pro Forma Statement of Operations Information

The following unaudited pro forma financial information presents the combined results of operations as if LNHC had been combined with the Company as of January 1, 2024. The pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of the Company’s future consolidated results of operations.

The pro forma financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs:

	Three months Ended		Nine months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenue	$7,406	$219	$8,017	$656
Net loss and comprehensive loss	(16,238)	(8,859)	(42,747)	(27,793)

For the nine month ended September 30, 2025, the Company recorded Merger related expenses of $1,022 in its condensed consolidated statements of operations within selling, general and administrative expense.

NOTE 4 - BALANCE SHEET ACCOUNT DETAILS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid Prescription Drug User Fee Act (PDUFA) fees	$543	$—
Prepaid insurance	1,009	—
Deposits for meetings and conferences	242	—
Commercial data platforms	152	—
Patient assistance platforms	113	—
Financial reporting platforms	80	—
Deferred offering costs	711	750
Other	574	106
Total prepaid expenses and other current assets	$3,424	$856

Inventory consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$605	$—
Work-in-process	17,029	—
Finished goods	6,462	—
Total inventory	$24,096	$—

Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Manufacturing and laboratory equipment	$1,745	$—
Software	1,083	—
Furniture and fixtures	69	—
Leasehold improvements	5,930	—
Construction-in-progress	1,735	—
Property and equipment, cost	10,563	—
Less: Accumulated depreciation and amortization	(389)	—
Total property and equipment, net	$10,174	$—

The Company’s depreciation expense was $389 for the three and nine months ended September 30, 2025.

Goodwill and other identifiable intangible assets consisted of the following:

	September 30, 2025	December 31, 2024
Indefinite-lived intangible assets
Goodwill	$30,625	$—
Definite-lived intangible assets
Developed technology	32,200	—
Sato license	1,000	—
Less: accumulated amortization	(679)	—
Total definite-lived intangible assets	32,521	—
Total goodwill and other identifiable intangible assets, net	$63,146	$—

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of approximately 12 years and 13 years for the developed technology and Sato license, respectively. The Company’s amortization expense was $679 for the three and nine months ended September 30, 2025. The Company had no impairment of goodwill or intangible assets during the three or nine months ended September 30, 2025.

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Compensation	$2,432	$—
Drug product manufacturing subcontractor	387	—
PDUFA Fee	—	—
Commercialization milestone and royalties payable	6,250	—
Accrued gross-to-net adjustments	761	—
Other	2,060	—
Total accrued expenses	$11,890	$—

Other liabilities and other long-term liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Reedy Creek Purchase Agreement	$2,830	$—
ZELSUVMI Royalty Agreement	2,021	—
Channel Products Royalty Agreement	711
Total other liabilities	$5,562	$—

Reedy Creek Purchase Agreement	$17,465	$—
ZELSUVMI Royalty Agreement	7,327	—
Channel Products Royalty Agreement	1,383	—
Total other long-term liabilities	$26,175	$—

See Note 7 — “Reedy Creek Liability” and Note 8 — “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying condensed consolidated financial statements.

NOTE 5 – SATO AGREEMENT

As described in Note 1 — “Organization and Description of Business”, the Company’s wholly owned subsidiary, LNHC, was formed in September 2023 to execute the Ligand acquisition of certain assets and liabilities from Novan in a 363 transaction. Per the 363 transaction, certain Novan agreements were assumed by LNHC and as of the Merger as of July 1, 2025, LNHC had certain rights and obligations related to agreements with Sato.

Background

On January 12, 2017, Novan entered into a license agreement, and related first amendment with Sato, relating to SB204, its drug candidate for the treatment of acne vulgaris in Japan (the “Sato Agreement”). Pursuant to the Sato Agreement, Novan granted to Sato an exclusive, royalty-bearing, non-transferable right and license under certain of Novan’s intellectual property rights, with the right to sublicense with Novan’s prior written consent, to develop, use and sell products in Japan that incorporate SB204 in certain topical dosage forms for the treatment of acne vulgaris, and to make the finished form of such products.

On October 5, 2018, Novan and Sato entered into the second amendment (the “Sato Amendment”) to the Sato Agreement (collectively, the “Amended Sato Agreement”). The Sato Amendment expanded the Sato Agreement to include SB206, Novan’s drug candidate for the treatment of viral skin infections. Pursuant to the Amended Sato Agreement, Novan granted to Sato an exclusive, royalty-bearing, non-transferable license under certain of its intellectual property rights, with the right to sublicense with Novan’s prior written consent, to develop, use and sell products in Japan that incorporate SB204 or SB206 in certain topical dosage forms for the treatment of acne vulgaris or viral skin infections, respectively, and to make the finished form of such products.

Novan or its designated contract manufacturer was to supply study materials to Sato for use in the development of SB204 and SB206 in the licensed territory. The rights granted to Sato did not include the right to manufacture the API of SB204 or SB206; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which the Novan or its designated contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory. Under the terms of the Amended Sato Agreement, Novan also had exclusive rights to certain intellectual property that may be developed by Sato in the future, which Novan could choose to use for its own development and commercialization of SB204 or SB206 outside of Japan.

The term of the Amended Sato Agreement (and the period during which Sato must pay royalties under the amended license agreement) expires on the twentieth anniversary of the first commercial sale of a licensed product in the licensed field in the licensed territory (adjusted from the tenth anniversary of the first commercial sale in the Sato Agreement). The term of the Amended Sato Agreement may be renewed with respect to a licensed product by mutual written agreement of the parties for additional two-year periods following expiration of the initial term. All other material terms of the Sato Agreement remain unchanged by the Sato Amendment.

Sato is responsible for funding the development and commercial costs for the program that are specific to Japan. Novan was obligated to perform certain oversight, review and supporting activities for Sato, including: using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the United States and sharing all future scientific information Novan may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206; and participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, Novan has granted Sato the option to use the Novan’s trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to the Novan’s approval of such use.

July 1, 2025 Merger

Prior to the Merger on July 1, 2025, on March 24, 2025, LNHC assigned the Sato Agreement to Ligand, however, LNHC assumed certain contractual liabilities and obligations under the Sato Agreement and certain ancillary and supportive agreements related to the Sato Agreement. In consideration of LNHC addressing these contractual obligations, Ligand is obligated to pass-through all future payments received from Sato to LNHC.

As such, the Company has assessed the accounting treatment historically used by LNHC and has continued to account for the Sato Agreement per ASC 606, as the Company’s rights and obligations have effectively remained unchanged despite the assignment of the Sato Agreement to Ligand.

The Company concluded that Sato is a customer with respect to all promises in the Amended Sato Agreement, and as such, revenue is recognized in accordance with ASC 606. The Company allocated the transaction price (including the upfront payments received and the unconstrained variable consideration), between the individual performance obligations based on their relative standalone-selling prices. In future periods, the Company would lift the variable consideration constraint from each contingent payment if there were no longer a probable likelihood of significant revenue reversal.

A portion of transaction price allocated to license performance obligation was recognized in revenues on the date of license delivery. For all other performance obligations, the Company concluded that a cost-based input method for revenue recognition is most appropriate. The Company monitors and reassesses actual and estimated costs over the expected development period to calculate a percentage of completeness for purposes of revenue recognition during each reporting period.

The Company currently estimates the end of development period in the first quarter of 2028, based upon a Sato-prepared Japanese development program timeline. The estimated percentage of completeness remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations.

All contract liabilities (deferred revenue) recognized on the condensed balance sheets as of September 30, 2025, were related to the Sato Agreement. All license and collaboration revenue recognized for the three months ended September 30, 2025 was related to the Sato Agreement and was recognized out of the deferred revenue balance as of the beginning of respective period. The net amount of existing performance obligations under long-term contracts unsatisfied as of September 30, 2025 was $2,541, out of which the Company expects to recognize approximately $1,019 in revenue over the next 12 months and the remaining balance thereafter.

The Sato Agreement may be terminated by (i) Sato without cause upon 120 days’ advance written notice; (ii) either party in the event of the other party’s uncured material breach upon 60 days’ advance written notice; (iii) force majeure; (iv) either party in the event of the other party’s dissolution, liquidation, bankruptcy or insolvency; and (v) immediately upon written notice if Sato challenges the validity, patentability, or enforceability of any of the patents or patent applications licensed to Sato under the Amended Sato Agreement. In the event of a termination, no portion of the upfront fees received from Sato are refundable. The payment terms contained within the Sato Agreement related to upfront, developmental milestone and sales milestone payments are of a short-term nature and, therefore, do not represent a financing component requiring additional consideration.

NOTE 6 – NOTES PAYABLE

May Promissory Note

On May 10, 2024, the Company converted accounts payable with a professional advisor into a promissory note in the amount of $1,455. During the three months ended September 30, 2025 the Company repaid $1,455 in principal and accrued interest of $96. As of September 30, 2025, the May 10, 2024 note has been satisfied in full and no amounts remain outstanding.

July Convertible Note

On July 24, 2024, the Company entered into a securities purchase agreement with an accredited investor (the “July Note Holder”), pursuant to which the Company issued to the July Note Holder a senior unsecured convertible note (the “July Note”) in the aggregate principal amount of $750, which was convertible into shares of Common Stock. The July Note accrued interest at a rate of 6% per annum and matured on August 24, 2025 (the “July Note Maturity Date”). Interest was guaranteed through the July Note Maturity Date regardless of whether the July Note is earlier converted or redeemed.

On April 16, 2025, the July Note Holder converted $400 of principal of its note, at a conversion price of $15.06 per share, into 26,561 shares of the Company’s common stock, on April 21, 2025, the July Note Holder converted $200 of principal of its note, at a conversion price of $15.06 per share, into 13,281 shares of the Company’s Common Stock, and on June 30, 2025, the July Note Holder further converted the remaining $137 of principal of its note, at a conversion price of $15.06 per share, into 9,097 shares of the Company’s Common Stock. As of September 30, 2025, all of the July Note had been fully converted and there was no outstanding principal on the July Note.

Waiver of Exchange Cap

On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved the waiver of the Exchange Cap in connection with the July Note and the CEF Purchase Agreement described in Note 10 — “Stockholders’ Equity”.

February Bridge Note

On February 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $325 (the “February Bridge Note”) to 3i, L.P., a Delaware limited partnership (the “Holder”), for a purchase price of $250, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325 or such amount equal to the outstanding principal amount of the February Bridge Note together with interest. On May 12, 2025, the Company executed a first amendment (the “February Bridge Note Amendment”) to the February Bridge Note. The February Bridge Note Amendment extends the maturity date of the February Bridge Note from May 25, 2025 to September 30, 2025. Aside from extending the maturity date of the February Bridge Note, the February Bridge Note Amendment does not amend, alter, restate or otherwise change the principal terms and conditions of the February Bridge Note.

During the three months ended September 30, 2025 the Company repaid $325 in principal and $7 of accrued interest related to the February Bridge Note. As of September 30, 2025, the February Bridge Note has been satisfied in full and no amounts remain outstanding.

May Bridge Note

On May 8, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $325 (the “May Bridge Note”) to the Holder, for a purchase price of $250, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325 or such amount equal to the outstanding principal amount of the May Note together with interest. During the three months ended September 30, 2025 the Company repaid $325 in principal and $3 of accrued interest related to the May Bridge Note. As of September 30, 2025, the May Bridge Note has been satisfied in full and no amounts remain outstanding.

June Bridge Note

On June 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $163 (the “June Bridge Note”) to the Holder, for a purchase price of $125, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $163 or such amount equal to the outstanding principal amount of the June Note together with interest. During the three months ended September 30, 2025, the Company repaid $163 in principal and all of accrued interest related to the June Bridge Note. As of September 30, 2025, the June Bridge Note has been satisfied in full and no amounts remain outstanding.

Related Party Note

On May 10, 2024, the Company and Camden Capital LLC, a company controlled by Mr. Knuettel, the Company’s Chief Financial Officer, converted certain payables into a promissory note for $132. During the three months ended September 30, 2025 the Company repaid $32 in principal and $8 of accrued interest related to the Related Party Note. In addition, as described in Note 1 — “Organization and Description of Business”, as part of the Merger and PIPE Financing, $100 of principal related to this note was converted into 10,000 shares of Common Stock.

As of September 30, 2025, the Related Party Note has been satisfied in full and no amounts remain outstanding.

NOTE 7 – REEDY CREEK LIABILITY

As described in Note 1 — “Organization and Description of Business”, the Company’s wholly owned subsidiary, LNHC, was formed in September 2023 to execute Ligand’s acquisition of certain assets and liabilities from Novan in a 363 transaction. Per the 363 transaction, certain Novan agreements were assumed by LNHC and as of the Merger as of July 1, 2025, LNHC had certain obligations related to agreements with Reedy Creek Investments LLC (“Reedy Creek”).

Background

On April 29, 2019, Novan entered into a royalty and milestone payments purchase agreement (the “Reedy Creek Purchase Agreement”) with Reedy Creek, pursuant to which Reedy Creek provided funding to Novan in an amount of $25,000 for it to pursue the development, regulatory approval and commercialization activities (including through out-license agreements and other third-party arrangements) for SB206, a topical gel with anti-viral properties being developed as a treatment for molluscum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis. If Novan were to have successfully commercialized any such product, following regulatory approval, it was obligated to pay Reedy Creek a low single digit royalty on net sales of such products in the United States, Mexico or Canada.

Pursuant to the Reedy Creek Purchase Agreement, Novan was obligated to pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by Novan pursuant to any out-license agreement for SB204, SB206 or SB414 in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by Novan to third parties pursuant to any agreements under which Novan had in-licensed intellectual property with respect to such products in the United States, Mexico or Canada. The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by Novan pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB204 and SB414.

However, the Reedy Creek Purchase Agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by Novan (but not royalty payments received by Novan) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If Novan decided to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, Novan will only be obligated to pay Reedy Creek a low single digit royalty on net sales of such products.

July 1, 2025 Merger

On March 24, 2025, LNHC assigned its rights to its intellectual property portfolio to Ligand. In addition, LNHC and Ligand also entered into an agreement that clarified the nature of on-going obligations related to the Reedy Creek Purchase Agreement. Based on that letter agreement dated March 24, 2025, LNHC is obligated and responsible for satisfying all obligations with respect to the Reedy Creek Purchase Agreement for SB206 (ZELSUVMI), whereas Ligand will be responsible for satisfying all obligations related to the SB204 and SB414 product candidates, if and when they are developed. Obligations under the Reedy Creek Agreement that arise from any non-SB206 (ZELSUVMI) asset will be satisfied by Ligand. As of the July 1, 2025 Merger, the Company is obligated to pay Reedy Creek amounts due, per the Reedy Creek Purchase Agreement, related to SB206 (commercially known as ZELSUVMI).

The Company determined that the Reedy Creek Purchase Agreement is within the scope of ASC 730-20, Research and Development Arrangements (“ASC 730-20”), and that there has not been a substantive and genuine transfer of risk related to the Reedy Creek Purchase Agreement. As of the LNHC Acquisition date, the Reedy Creek liability was measured at fair value in the amount of $19,600. This long-term liability is subsequently measured at amortized cost using the prospective effective interest method described in ASC 835-30, Imputation of Interest (“ASC 835-30”).

The effective interest rate is calculated by forecasting the expected cash flows to be paid over the life of the liability relative to its fair value as of the LNHC Acquisition date. The effective interest rate is recalculated in each reporting period as the difference between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. The carrying value of the Reedy Creek liability is made up of the opening balance, which is increased by accrued interest expense, and decreased by any cash payments made to Reedy Creek during the period to arrive at the ending balance.

The following table provides the activity of the Reedy Creek Purchase Agreement for the three months ended September 30, 2025:

Reedy Creek Purchase Agreement
Initial carrying value	$19,600
Interest accretion	837
Royalty payments accrued	(142)
Carrying value of the financing at September 30, 2025	20,295
Less: current portion	2,830
Carrying value of the financing at September 30, 2025, net of current portion	$17,465

September 30, 2025 Effective Annual Discount Rate	16.9%

NOTE 8 – LICENSE AND OTHER AGREEMENTS

Ligand Pharmaceuticals Inc.

On March 24, 2025, LNHC (i) assigned its rights to its intellectual property portfolio to Ligand (the “Assignment Agreement”); (ii) entered into an Exclusive License and Sublicense Agreement with Ligand (the “ZELSUVMI License”), pursuant to which Ligand licensed to LNHC the intellectual property rights necessary to make, use, sell or offer to sell ZELSUVMI for the treatment of molluscum contagiosum in humans worldwide, except for Japan; and (iii) entered into a Master Services Agreement For Product Supply (the “Ligand MSA”). In addition, on July 1, 2025, LNHC and Ligand entered into a Transition Services Agreement (the “Ligand TSA”).

Ligand Assignment Agreement

On March 24, 2025, LNHC assigned all of its intellectual property rights, including patents, to Ligand. The Assignment Agreement covered all assets within the NITRICIL patent portfolio and other nitric oxide releasing compounds previously held by LNHC. Historically, Novan and LNHC, through the 363 transaction, acquired exclusive rights to intellectual property, including those that were ultimately developed into the specific library of NITRICIL compounds, pursuant to license agreements with the University of North Carolina at Chapel Hill (“UNC”), entered into in July 2007 and October 2009, which were subsequently amended, restated and consolidated in June 2012 (the “UNC License Agreement”). Under the UNC License Agreement, Novan, and subsequently LNHC, was granted an exclusive, worldwide license, with the ability to sublicense, to develop and commercialize products utilizing the licensed intellectual property. Novan and LNHC amended the UNC License Agreement multiple times since June 2012 to both expand the scope of licensed patents to cover additional nitric oxide technologies and to modify certain regulatory and/or commercial milestones under the UNC License Agreement. The Assignment Agreement assigned all of these rights, patents and intellectual property to Ligand.

As of September 30, 2025 the last to expire patent related to ZELSUVMI originating from the UNC License Agreement, described below, is May 2026. Prior to the Assignment Agreement, LNHC had progressed the development of that in-licensed intellectual property portfolio from the UNC License Agreement and obtained 12 U.S. patents, in addition to two U.S. patents obtained with the original UNC License Agreement, resulting in a total of 14 issued U.S. patents covering ZELSUVMI. These 14 U.S. patents are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial FDA approval of ZELSUVMI, LNHC applied for 1,280 days of patent term extension (“PTE”), for the U.S. patent covering ZELSUVMI compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.

Ligand Royalty Agreement

Under the terms of the ZELSUVMI License, Ligand is entitled to (i) a 13% royalty on worldwide sales, excluding, Japan, of ZELSUVMI prior to the expiration of the initial royalty term, defined as on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patent rights that are included in the specified intellectual property and that cover the licensed product; (ii) a 10.4% royalty on worldwide sales, excluding, Japan, of ZELSUVMI after the expiration of the initial royalty term; (iii) upon the first commercial sale of the Zelsuvmi, a $5,000 milestone; (iv) upon the occurrence obtaining a threshold of $35,000 in aggregate net sales during four consecutive calendar quarters, a $5,000 milestone; and (vi) 30% of all non-royalty sublicense income received by the Company or its affiliates from any sublicensee. The first commercial sale milestone has been accrued within accrued expenses on the condensed consolidated balance sheets as of September 30, 2025.

Ligand may terminate the ZELSUVMI License on 30 days’ prior notice to the Company if (i) the Company fails to launch ZELSUVMI in the U.S. by December 31, 2025; (ii) the Company fails to use commercially reasonable efforts to enter into an agreement with a third-party to commercialize ZELSUVMI in France, Germany, Italy, Spain and the United Kingdom by September 30, 2026; or (iii) the Company or its affiliates or potential sublicensee fails to receive regulatory approval for ZELSUVMI in France, Germany, Italy, Spain and the United Kingdom by March 31, 2027.

Under the ZELSUVMI License agreement, the Company is also obligated to satisfy certain contractual obligations pursuant to the license agreements with UNC, entered into in July 2007 and October 2009 by Novan, which were subsequently amended, restated and consolidated in June 2012 into the UNC License Agreement, and which were assumed during the Novan 363 transaction and assigned to Ligand on March 24, 2025 by LNHC.

The UNC License Agreement is described below. The Company obligations regarding the UNC License Agreement include satisfying all payment obligations, due diligence, reporting, information, inspection and recordation obligations of Ligand under the UNC license agreement.

In addition, the Company also has development rights for a period of 1 year commencing on the effective date of the ZELSUVMI License, to negotiate in good faith a development and funding agreement the Company to obtain rights to develop and commercialize the product program designated by Ligand as SB207. If the Parties are unable to enter into a mutually agreeable development and funding agreement within 1 year of the effective date of the ZELSUVMI License, the Company will have no further rights to the SB207 program.

Ligand Master Services Agreement

On March 24, 2025, LNHC and Ligand entered into the Ligand MSA under which Ligand, or related parties, may contract with LNHC for LNHC to provide Ligand active pharmaceutical ingredients for clinical or commercial use related to NITRICIL technology. In addition, the agreement also allows Ligand to require LNHC to provide manufacturing technology transfer services, if requested by Ligand, for products utilizing NITRICIL technology other than ZELSUVMI for the treatment of molluscum contagiosum in humans, to a potential third-party manufacturer.

Ligand Transition Services Agreement

On July 1, 2025, LNHC and Ligand entered into the Ligand TSA under which Ligand and LNHC could provide certain services to the other party related to supportive activities for intellectual property, R&D, or regulatory services provide by the Company to Ligand, or for certain administrative functions to be provided to the Company by Ligand. The Ligand TSA governs the nature of the activities of work, their scope, and the amounts be the charged to either party based on services performed.

UNC License Agreement

The UNC License Agreement currently requires the Company to pay UNC up to $250 in regulatory and commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees. In addition, the Company is obligated to reimburse UNC for reasonable prosecution and maintenance costs related to intellectual property. The UNC License Agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country.

UNC may terminate the agreement or render the license granted thereunder non-exclusive for material breach of the agreement that remains uncured after 90 days of receipt of written notice thereof from UNC and may also terminate the agreement or render the license granted thereunder non-exclusive upon providing written notice for bankruptcy or insolvency-related events within 30 days of the occurrence of such events.

The Company is generally required by the various licensing agreements to reimburse the licensor for certain legal and other patent related costs. These costs are expensed as incurred and are classified as general and administrative expenses in the condensed statements of operations. The Company’s general and administrative expense recognized in connection with such costs totaled $11 for the three months ended September 30, 2025.

July 1, 2025 Royalty Agreements

As an inducement to enter into the Securities Purchase Agreement, Note 1 — “Organization and Description of Business” for detail, on July 1, 2025 the Company entered into a Purchase and Sale Agreement with Nomis RoyaltyVest LLC (“NRV”) (the “ZELSUVMI Royalty Agreement”), pursuant to which the Company sold to NRV all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments for ZELSUVMI and all accounts with respect thereto. The purchase price was $1.

Under the terms of the ZELSUVMI Royalty Agreement, prior to the expiration of the initial royalty term NRV will receive (i) a 1.5% royalty on net sales of ZELSUVMI worldwide, other than in Japan; and (ii) 3.46% of non-royalty sublicensing payments received by the Company for its sublicensing of rights to ZELSUVMI, and after the expiration of the initial royalty term, NRV will receive (i) a 1.2% royalty on net sales of ZELSUVMI worldwide, other than in Japan; and (ii) 3.46% of non-royalty sublicensing payments received by LNHC for its sublicensing of rights to ZELSUVMI. The initial royalty term is defined as, on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patents that cover the ZELSUVMI.

On July 1, 2025, the Company and NRV, Ligand, and Madison Royalty LLC, a Colorado limited liability company (“Madison”, being formed on behalf of certain of the legacy Channel directors and management team with the Company’s Chief Financial Officer as the sole and managing member as of September 30, 2025), entered into a Purchase and Sale Agreement (the “Channel Products Royalty Agreement”), pursuant to which the Company sold to each of NRV, Ligand, and Madison, and each of NRV, Ligand, and Madison purchased, all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments all accounts related to or utilizing the covered products, as defined within that agreement (the “Channel Covered Products”). The purchase price was $1.

Under the terms of the Channel Products Royalty Agreement, (A) prior to the expiration of the Initial Royalty Term, (i) NRV will receive a 5.3% royalty, Ligand will receive a 1.7% royalty and Madison will receive a 1.5% royalty on Net Sales (as defined in the Channel Products Royalty Agreement) of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide; and (B) after the expiration of the Initial Royalty Term, (i) NRV will receive a 4.24% royalty, Ligand will receive a 1.36% royalty and Madison will receive a 1.2% royalty on Net Sales of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide. The Initial Royalty Term is defined as, on a country-by-country basis, the period of time commencing on the Effective Date and continuing until the expiration or termination of the last to expire valid claim of the patents that cover the Channel Covered Products.

The Company concluded that the ZELSUVMI Royalty Agreement represents a sale of future revenues under ASC 470, Debt (“ASC 470”) as the agreement does not convey to the counterparty any rights to the intellectual property underlying ZELSUVMI and the Company will continue to have significant ongoing involvement in the generation of the royalties due to the counterparties.

The Company concluded that the Channel Products Royalty Agreement represents an R&D funding arrangement under ASC 730-20 in which it is presumed probable that the Company will repay the funding due to the significant related party relationship with the counterparties. Therefore, the Company accounts for the obligation to repay as a liability consistent with ASC 470.

The Company will account for royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the Royalty Agreements. At the effective date of the Royalty Agreements, the effective annual interest rate of the financing was estimated and contains significant assumptions that affect both the amount recorded at the effective date and the interest expense that will be recognized over the term of the Royalty Agreements. The Company periodically assesses the estimated royalty payments and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments and the amount of interest expense recorded by the Company over the term. Such factors include, but are not limited to, volumes of revenue generated by ZELSUVMI, delays or discontinuation of development and commercialization of Channel Covered Products, regulatory approvals, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authorities placing restrictions on the use of the drug products, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both forecasted revenues and interest expense.

The following table provides the significant assumptions used in determining the fair value of the financing used in allocating the proceeds based on relative fair value for the ZELSUVMI Royalty Agreement and the Channel Products Royalty Agreement, in addition to managements forecasts and estimates as it relates to the future cash flow of the underlying assets (weighted average, as applicable):

	ZELSUVMI Royalty Agreement	Channel Products Royalty Agreement
Discount rate	16.0%	20.3%
Probability of success	85.0%	47.2%

During the three months ended September 30, 2025, the Company paid no royalties to licensing counterparties based on the payment terms within the respective license agreements.

The following table provides the activity of the financing from the effective date of July 1, 2025 through September 30, 2025 both for the ZELSUVMI Royalty Agreement and the Channel Products Royalty Agreement (weighted average, as applicable):

	ZELSUVMI Royalty Agreement	Channel Products Royalty Agreement	Total
Initial carrying value	$8,876	$1,945	$10,821
Interest accretion	579	149	728
Royalty payments accrued	(107)	—	(107)
Carrying value of the financing at September 30, 2025	9,348	2,094	11,442
Less: current portion	2,021	711	2,732
Carrying value of the financing at September 30, 2025, net of current portion	$7,327	$1,383	$8,710

September 30, 2025 Effective Annual Discount Rate	25.6%	30.3%

NOTE 9 - LEASES

As described in Note 1 — “Organization and Description of Business”, the Company's wholly owned subsidiary, LNHC, was formed in September 2023 to execute the Ligand acquisition of certain assets and liabilities from Novan in a 363 transaction. Per the 363 transaction, certain Novan agreements were assumed by LNHC and as of the Merger as of July 1, 2025, LNHC had certain rights and obligations related to its manufacturing facility and the related lease described below.

On January 18, 2021, the Company entered into a lease with an initial term expiring in 2032, as amended for 19,265 rentable square feet, located in Durham, North Carolina. This lease dated as of January 18, 2021, as amended (the “TBC Lease”), is by and between the Company and Copper II 2020, LLC (the “TBC Landlord”), pursuant to which the Company is leasing space serving as its corporate headquarters and primary API manufacturing site (the “Premises”) located within the Triangle Business Center. The lease executed on January 18, 2021, as amended, was further amended on November 23, 2021 to expand the Premises by approximately 3,642 additional rentable square feet from 15,623 rentable square feet.

The TBC Lease commenced on January 18, 2021 (the “Lease Commencement Date”). Rent under the TBC Lease commenced in October 2021 (the “Rent Commencement Date”). The term of the TBC Lease expires on the last day of the one hundred twenty-third calendar month after the Rent Commencement Date. The TBC Lease provides the Company with one option to extend the term of the TBC Lease for a period of 5 years, which would commence upon the expiration of the original term of the TBC Lease, with base rent of a market rate determined according to the TBC Lease; however, the renewal period was not included in the calculation of the lease obligation as the Company determined it was not reasonably certain to exercise the renewal option.

The monthly base rent for the Premises is approximately $39 for months 1-10 and approximately $49 for months 11-12, per the second amendment to the primary lease. Beginning with month 13 and annually thereafter, the monthly base rent will be increased by 3%. Subject to certain terms, the TBC Lease provided that base rent was abated for three months following the Rent Commencement Date. The Company is obligated to pay its pro-rata portion of taxes and operating expenses for the building as well as maintenance and insurance for the Premises, all as provided for in the TBC Lease.

Pursuant to the terms of the TBC Lease, the Company is currently obligated to deliver to the TBC Landlord a letter of credit in the amount of $583, as amended, as collateral for the full performance by the Company of all of its obligations under the TBC Lease and for all losses and damages the TBC Landlord may suffer as a result of any default by the Company under the TBC Lease. As of September 30, 2025, the Company is in the process of securing this letter of credit.

The Company’s rent cost was $174 for the three and nine months ended September 30, 2025. Cash paid for amounts included in the measurement of operating lease liabilities was $161 for the three and nine months ended September 30, 2025.

The weighted average remaining lease term for the TBC Lease and weighted average discount rate for the TBC Lease are 6.4 years and 8.4%, respectively, as of September 30, 2025.

Future minimum lease payments as of September 30, 2025, were as follows:

Maturity of Lease Liabilities	Operating Leases
2025	$164
2026	665
2027	685
2028	705
2029	726
2030 and beyond	1,583
Total future undiscounted lease payments	4,528
Less: imputed interest	(1,048)
Total reported lease liability	$3,480

NOTE 10 – STOCKHOLDERS’ EQUITY

See Note 1 — “Organization and Description of Business” as it relates to the July 1, 2025 Merger and PIPE Financing.

Initial Public Offering

On February 21, 2024, the Company completed its IPO and issued 110,000 shares of Common Stock at a price of $60.00 per share. The aggregate net proceeds from the IPO were approximately $5,900 after deducting approximately $900 of underwriting discounts and commissions and offering expenses.

Stock Split

On February 15, 2024, the Company effected a 9-for-1 reverse stock split. All share and per share amounts have been retrospectively adjusted for the reverse stock split.

On July 1, 2025, the Company effected a 10-for-1 reverse stock split. All share and per share amounts have been retrospectively adjusted for the reverse stock split.

2023 Plan Amendment

On June 12, 2024, the Board authorized an amendment to the Pelthos Therapeutics Inc. 2023 Equity Incentive Plan (as further amended and/or restated, the “2023 Plan”) to increase the number of shares of Common Stock authorized for issuance thereunder by 150,000 from 44,444 shares to 194,444 shares. On October 22, 2024, the 2023 Plan Amendment was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting. On April 16, 2025, pursuant to a written consent of the majority of shareholders of the Company, the number of shares authorized for issuance under the 2023 Plan was increased to 2,400,000 shares. The Company’s board of directors approved the increase to the 2023 Plan on June 26, 2025.

Committed Equity Financing

On July 26, 2024, the Company entered into a Common Stock Purchase Agreement, dated as of July 26, 2024 (the “CEF Purchase Agreement”), with Tikkun Capital LLC (“Tikkun”), providing for a committed equity financing facility, pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the CEF Purchase Agreement, Tikkun has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $30,000 (the “Total Commitment”) of the shares of Common Stock (the “Purchase Shares”), subject to certain limitations set forth in the CEF Purchase Agreement, from time to time during the term of the CEF Purchase Agreement. Concurrently with the execution of the CEF Purchase Agreement, the Company and Tikkun also entered into a Registration Rights Agreement, dated as of July 26, 2024, pursuant to which the Company agreed to file with the SEC one or more registration statements, to register under the Securities Act, the offer and resale by Tikkun of all of the Purchase Shares that may be issued and sold by the Company to Tikkun from time to time under the CEF Purchase Agreement. On October 2, 2024, the Company tendered 7,632 shares to Tikkun for $46 and on October 18, 2024, the Company tendered 7,965 shares to Tikkun for $63.

Warrants

On February 21, 2024, the Company issued warrants to purchase up to 5,500 shares of Common Stock to the representative of the underwriters of the IPO. These warrants had an exercise price of $75.00, have a cashless exercise provision, were exercisable 180 days following the commencement of sales of the shares of Common Stock of the IPO and have an expiration date of February 21, 2029.

On September 18, 2025, these warrants were repriced to $33.31 per share. This modification resulted in a difference in fair value of $31 which was reflected in additional paid in capital, with no net impact, due to the equity treatment of these warrants associated with the IPO equity issuance cost.

Stock Based Compensation

Stock Compensation Expense

The 2023 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) SARs, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. Eligible plan participants include employees, directors, and consultants.

Options to purchase the Company’s common stock may be granted at a price no less than the fair value of a common stock share on the date of grant. The Black-Scholes option-pricing model uses the common stock fair value based on the closing sales price for a share as quoted on any established securities exchange for such grant date or the last preceding date for which such quotation exists. Vesting terms of options issued are determined by the board of directors or compensation committee of the board. The Company’s stock options vest based on terms in the stock option agreements and have a maximum term of ten years. The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public companies’ common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future option grants, until such time that the Company’s Common Stock has enough market history to use historical volatility. The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared nor paid any cash dividends on its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

The Company accounts for RSUs based on their estimated fair values on the date of grant. The fair value of RSUs is estimated based on the closing price of the underlying common stock on the date of grant. Stock-based compensation expense related to the RSUs is recognized on a straight-line basis over the requisite service period.

The Company recognizes RSU forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

During the three and nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense within the condensed consolidated statements of operations as follows:

	Three months Ended		Nine months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research & development	$—	$—	$—	$—
Selling, general and administrative	2,812	437	3,662	1,110
Total	$2,812	$437	$3,662	$1,110

During the three and nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense based on the type of award as follows:

	Three months Ended		Nine months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	$2,001	$395	$2,747	$1,054
Restricted stock units	811	42	915	56
Total	$2,812	$437	$3,662	$1,110

The following provides detail regarding future stock-based compensation as of September 30, 2025:

	As of September 30, 2025
	Unamortized Expense	Remaining Life
Stock options	$12,801	2.68 years
Restricted stock units	$5,800	2.64 years

Stock Options

The activity related to stock options during the nine months ended September 30, 2025 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	87,049	$58.50
Granted	1,458,775	13.54
Expired	(9,923)	65.58
Exercised	(6,500)	13.00
Outstanding September 30, 2025	1,529,401	$15.76	9.69 years
Exercisable September 30, 2025	133,429	$38.95	8.51 years

The activity related to stock options during the nine months ended September 30, 2024 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	19,756	$226.80
Granted	63,400	$13.00
Expired	(1,112)	$226.80
Exercised	—	$—
Outstanding September 30, 2024	82,044	$61.60	9.40 years
Exercisable September 30, 2024	20,890	$145.70	8.87 years

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	86.11%	196.00%
Risk-free interest rate	4.28%	4.20%
Expected term (in years)	5.94	10.00
Expected dividend yield	—%	—%
Weighted-average fair value per option	$10.02	$12.98

Restricted Stock Units

The activity related to RSUs during the nine months ended September 30, 2025 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Exercise Price
Non-vested at December 31, 2024	29,219	$10.80
Granted	476,157	13.54
Vested	(31,425)	12.23
Forfeited	(2,464)	13.50
Non-vested at September 30, 2025	471,487	$13.45

The activity related to RSUs during the nine months ended September 30, 2024 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Exercise Price
Non-vested at December 31, 2023	—	$—
Granted	25,800	$13.00
Vested	(3,225)	$13.00
Forfeited	—	$—
Non-vested at September 30, 2024	22,575	$13.00

NOTE 11 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its development work, commercialization activities, including drug product manufacturing, technical transfers, finished commercial product production and supportive costs. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of September 30, 2025.

NOTE 12 - INCOME TAXES

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act, a budget reconciliation package that changes many key provisions of the U.S. federal income tax code, including extensions of various expiring provisions from the Tax Cuts and Jobs Act of 2017. The Company is evaluating the impact on the Company’s financial statements from this legislation and the anticipated forthcoming administrative guidance. The Company expects the most significant impact to the Company of the new legislation will be to allow for more taxpayer-favorable treatment of research and development expenditures for U.S. income tax purposes.

The Company’s condensed consolidated financial statements have a full valuation allowance related to its deferred tax assets. The Company's effective tax rate may vary from the U.S. federal statutory tax rate due to future changes in the valuation allowance. The effective tax rate was 3% and zero for the three months ended September 30, 2025 and 2024, and 2% and zero for the nine months ended September 30, 2025 and 2024, respectively. The current U.S. federal statutory tax rate is 21%.

As part of the Merger, the Company recorded a deferred tax liability of $13,331 as of July 1, 2025 related to the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to intangible assets and inventory. For the three and nine months ended September 30, 2025, the Company recorded $465 of income tax benefit due to the amortization of deferred tax liabilities related to intangible assets and inventory as part of the ASC 805 accounting for the acquisition of LNHC, Inc. See Note 3 — “Acquisition of LNHC, Inc.” for additional details regarding this transaction.

NOTE 13 - SEGMENT INFORMATION

The Company has determined that it operates in two segments, which represent (i) the sale, promotion and commercialization of approved commercial products (the “Commercial Operations” segment), and (ii) research and development activities (the “Research and Development Operations” segment).

•	The Commercial Operations segment consists of the Company’s ZELSUVMI commercial product.

•	The Research and Development Operations segment consists of (i) activities related to developing a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system; and (ii) supportive activities to expand the NITRICIL nitric oxide-based technology.

The Commercial Operations segment includes activities related to the commercialization of ZELSUVMI (berdazimer topical gel, 10.3%), the Company’s FDA-approved product for the treatment of molluscum contagiosum, and associated sales, marketing, distribution, and post-marketing activities. Net revenues attributed to this segment are derived from product sales in the United States following the July 1, 2025 merger with LNHC.

The Research and Development Operations segment is primarily responsible for the NaV1.7 pain-modulation program and other preclinical candidates. This segment may also include activities associated with the Company’s license and collaboration arrangements, including the license with Sato covering development and commercialization of ZELSUVMI (SB206) in Japan.

Costs associated with product development are recorded within the Research and Development Operations segment. There are no significant inter-segment sales, and there is no inter-segment allocation of non-operating income, expenses, or income taxes. Mr. Plesha, the Company’s Chief Executive Officer, is CODM.

Segment revenue, net and comprehensive loss and total assets were as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenue
Commercial operations	$7,112	$—	$7,112	$—
Research and Development operations	294	—	294	—
Total revenue	$7,406	$—	$7,406	$—

Net loss
Commercial operations	$(16,387)	$—	$(16,387)	$—
Research and Development operations	149	(1,695)	(5,268)	(6,029)
Net loss and comprehensive loss	$(16,238)	$(1,695)	$(21,655)	$(6,029)

As of September 30, 2025
Assets
Commercial operations	$125,360
Research and Development operations	1,073
Total assets	$126,433

The net revenues attributed to the Commercial Operations segment are derived from the sale of the Company’s commercial product, and the net revenues attributed to the Research and Development Operations segment are primarily derived from the arrangement with the Company’s licensing partner in Japan. Total assets by reporting segment are not reviewed by the CODM when evaluating the reporting segments’ performance, however, the Commercial Operations segment includes the acquired assets associated with the LNHC acquisition and changes in such assets, while the Research and Development Operations segment is comprised of the assets associated with the historical business of the Company.

Substantially all revenue was derived from product sales or from licensing agreements originating in the United States. All of the Company’s long-lived assets are maintained in the United States. As of September 30, 2025, three of the Company’s wholesaler customers accounted for more than 94% of its total gross accounts receivable balance at 34%, 32% and 28%, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Kopfli Matter

On February 14, 2024, Chromocell’s board of directors received a demand letter from an attorney representing Chromocell Holdings and its former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause.” Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479. Of the $479 asserted by Mr. Kopfli, as of September 30, 2024, Chromocell had accrued $363 in compensation expenses associated with Mr. Kopfli’s prior employment with Chromocell. However, Chromocell believed the assertions made by Mr. Kopfli were without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in the Supreme Court for the State of New York, County of New York on June 7, 2024 (Index No. 652917/2024, the “New York Action”), asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between Chromocell and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings. Chromocell also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from Chromocell. Chromocell sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by Chromocell.

By Order dated October 3, 2024, the court in the New York Action awarded Chromocell a default judgment against Mr. Kopfli and Chromocell Holdings on all claims. On October 7, 2025, following an inquest held before the Court regarding Chromocell’s damages, a judgment was entered in favor of Chromocell and against Mr. Kopfli and Chromocell Holdings, jointly and severally, in the amount of $17,951, as well as additional damages against Mr. Kopfli in the amount of $348. As of June 30, 2025, the Company removed the accrual of $348 in compensation expenses.

Convertible Note Financing (Private Placement)

On November 6, 2025 (the “Convertible Note Financing Closing Date”), the Company entered into a securities purchase agreement (the “November 2025 Securities Purchase Agreement”) with certain investors, including Ligand (collectively, the “Investors”), pursuant to which, among other things, on the Convertible Note Financing Closing Date, the Investors purchased for cash, and the Company issued and sold to the Investors, senior secured convertible notes of the Company (the “Convertible Notes”) in the aggregate original principal amount of $18,000, which are convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Convertible Note Financing”). The gross proceeds from the Convertible Note Financing were approximately $18,000, before paying estimated expenses, bearing an 8.5% interest rate per annum, payable quarterly in arrears. The Convertible Notes will mature on November 6, 2027, unless earlier repurchased, redeemed or converted into shares of common stock in accordance with their terms. The November 2025 Securities Purchase Agreement contained customary representations and warranties of the Company, on the one hand, and the Investors, on the other hand, and customary conditions to closing. The November 2025 Securities Purchase Agreement generally prohibits the Company from issuing securities without the written consent of the Required Holders (as defined in the November 2025 Securities Purchase Agreement), but includes exceptions for specific issuances of securities, including in connection with the independent funding and development of the Company’s historical assets relating to the sodium-ion channel known as NaV1.7 for the treatment of various types of systemic chronic pain, acute and chronic eye pain and post-surgical nerve blocks. The Investors have approved Ligand to serve as collateral agent (the “Collateral Agent”) under the Pledge Agreement and the other Security Documents (as defined in the November 2025 Securities Purchase Agreement) and have authorized the Collateral Agent to take action on behalf of the Investors in accordance with the terms of the November 2025 Securities Purchase Agreement and the Security Documents. The Convertible Note Financing was approved by the vote of the disinterested directors of the board of directors of the Company.

As partial consideration for the Convertible Notes, the Company granted to each of the Investors (i) a 5.0% royalty on net sales of XepiTM (ozenoxacin) cream, for topical use (described below), and all other derivatives and modifications thereof (“Xepi”), to be shared pro rata among all the Investors and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato to Ligand in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Investors (the “Sato Payments”).

Pledge Agreement

On the Convertible Note Financing Closing Date, the Company, as pledgor and Ligand, as secured party, in its capacity as Collateral Agent for each holder of Convertible Notes, entered into a pledge agreement (the “Pledge Agreement”). In accordance with the terms of the Pledge Agreement, the Convertible Notes are secured by a lien on, and security interest in, (i) 10.0% of all aggregate net sales of the “End Product” as defined in the Ferrer License Agreement (as defined below), including Xepi, in the United States, including Puerto Rico and the U.S. Virgin Islands; provided, however, that the Company will only accrue 5.0% of such payments as liabilities until the occurrence of an event of default (the “Covered Product Revenue Payments”), (ii) the Sato Payments, and (iii) all accounts receivable of the Company with respect to the Covered Product Revenue Payments and the Sato Payments, pursuant to a pledge agreement by and between – in each case, subject to certain permitted indebtedness of the Company.

Registration Rights Agreement

On the Convertible Note Financing Closing Date, the Company and the Investors entered into a registration rights agreement (the “Convertible Notes Registration Rights Agreement”), pursuant to which the Investors are entitled to certain resale registration rights with respect to shares of the Company’s common stock issuable upon conversion of the Convertible Notes issued to the Investors. Pursuant to the Convertible Notes Registration Rights Agreement, the Company is required to prepare and file a resale registration statement with the SEC on or prior to the 60th calendar day following the Convertible Note Financing Closing Date. The Company is obligated to use reasonable best efforts to cause this registration statement to be declared effective by the SEC by the earlier of (i) 90 calendar days following the Convertible Note Financing Closing Date and (ii) the second business day after the date the Company is notified by the SEC that the registration statement will not be reviewed.

Amended and Restated Lock-Up Agreement

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 17, 2025, certain investors (the “Lock-Up Investors”) and Ligand entered into lock-up agreements (collectively, the “Lock-Up Agreements”), pursuant to which such parties agreed not to, except in limited circumstances, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or preferred stock, par value $0.0001 per share, from July 1, 2025 until December 31, 2025, subject to certain exceptions set forth in each of the Lock-Up Agreements.

As an inducement to certain Investors to enter into the November 2025 Securities Purchase Agreement, the Lock-Up Investors and Ligand, have, on the Convertible Note Financing Closing Date, entered into amended and restated lock-up agreements (collectively, the “Amended and Restated Lock-Up Agreements”), pursuant to which the Lock-Up Investors and Ligand have received terms identical to those included in the Lock-Up Agreements signed by certain other investors who were parties to that certain securities purchase agreement, dated April 16, 2025, by and among the Company, LNHC, and the others investors thereto.

Channel Products Royalty Agreement Amendment

As an inducement to certain Investors to enter into the November 2025 Securities Purchase Agreement, on the Convertible Note Financing Closing Date, CPC and the Company, as seller, and NRV, Ligand, and Madison, as purchasers, entered into Amendment No. 1 to the Channel Products Royalty Agreement (the “Channel Products Royalty Agreement Amendment”), pursuant to which the Company, NRV, Ligand and Madison amended the definition of the Channel Covered Products to exclude (i) Nitricil based technology and (ii) Xepi.

Assignment Agreement Amendment

As an inducement to certain Investors to enter into the November 2025 Securities Purchase Agreement, on the Convertible Note Financing Closing Date, LNHC and Ligand entered into Amendment No. 1 to the Assignment Agreement (the “Assignment Agreement Amendment”), pursuant to which Ligand agreed to pay the Company (i) 75% of the milestone payment received by Ligand from Sato in respect of the first commercial sale of the “Licensed Product” (as defined in Amended Sato Agreement) in Japan; and (ii) fifty percent (50%) of any other amounts received by Ligand from Sato under the Amended Sato Agreement solely in respect of the “Licensed Product” (and, for the avoidance of doubt, no other product covered by the Amended Sato Agreement) in the “Licensed Field” (in each case, as defined in the Amended Sato Agreement), less any out-of-pocket costs incurred by Ligand to effectuate its rights, obligations and responsibilities under the Amended Sato Agreement.

Xepi Transactions

Asset Purchase Agreement

On November 6, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Biofrontera Inc., a Delaware corporation (“Biofrontera”), pursuant to which Biofrontera sold all of its right, title and interest in (i) Xepi, (ii) all of the assets of Biofrontera pertaining to the manufacture, sale and distribution of Xepi, (iii) all intellectual property of Biofrontera relating to Xepi, including, without limitation (A) certain patent and patent applications, including all specifically associated goodwill and (B) trademarks and trademark applications, including all specifically associated goodwill (iv) all preclinical data, records and reports relating to Xepi; (v) certain contracts related to Xepi; (vi) all of the licenses and agreements to which Seller is a party pertaining to the manufacture, sale and distribution of Xepi; and (vii) to the extent transferable in accordance with applicable laws, all regulatory filing related to Xepi (collectively, the “Acquired Assets”). The transactions contemplated by the Purchase Agreement were consummated on the Convertible Note Financing Closing Date.

The aggregate purchase price payable by the Company to Biofrontera for the Acquired Assets will not exceed $10,000 and will consist of (i) a cash payment of $3,000; (ii) a cash payment of $1,000 following the availability of certain commercial quantities of Xepi, subject to certain conditions; and (iii) two contingent milestone payments of $3,000 due upon generating two separate net sales achievements of Xepi.

In connection with the acquisition of Xepi, the Company simultaneously entered into a standard third-party manufacturing services agreement in the ordinary course.

Ferrer License Agreement

On November 6, 2025, the Company entered into a License and API Supply Agreement (the “Ferrer License Agreement”) with Ferrer Internacional, S.A. (“Ferrer”) and Interquim, S.A.U. (“Interquim”). Pursuant to the Ferrer License Agreement, Ferrer will grant the Company an exclusive, sublicensable, royalty-bearing license to manufacture and commercialize Xepi in the Territory, as well as an exclusive, royalty-free sublicensable license to use Ferrer’s trademarks for the purpose of marketing, distributing, promoting and selling Xepi. Ferrer will supply analytical test methods and other testing know-how required to perform testing as required by applicable regulatory authorities.

Interquim will act as the supplier to the Company of Xepi in the Territory. Pursuant to the Ferrer License Agreement, the Company has agreed to order from Interquim certain minimum amounts of Xepi based on 24-month forecasts provided by the Company, of which the first eight months of such forecasts are considered binding. The Company is required to purchase 100% of its requirements for Xepi from Interquim at a specified price during the term of the Ferrer License and Supply.

The initial term of the Ferrer License Agreement is for an initial twelve-year period following the commercial launch of Xepi and is automatically renewed thereafter for successive one-year periods unless the Company provides notice of termination to Ferrer at least three months before the end of then-current term. The Ferrer License Agreement is otherwise terminated in accordance with the termination provisions provided therein.

The Ferrer License Agreement contains certain representations, warranties, limitations of liabilities, confidentiality and indemnity obligations and other provisions customary for an agreement of its type.

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

Overview

Pelthos Therapeutics Inc., (the “Company”) is a bio-pharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens. The July 1, 2025 merger transaction between Channel Therapeutics Corporation (“Channel”) and LNHC, Inc. (“LNHC”), discussed below, resulted in the Company currently having (i) a commercially marketed product, ZELSUVMI for the treatment of molluscum contagiosum, which was launched in July 2025; (ii) a manufacturing facility, equipment and know-how to produce the active pharmaceutical ingredient (“API”) used in ZELSUVMI and the NITRICIL technology platform; and (iii) clinical-stage assets which selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology.

Background

The Company was effectively formed on July 1, 2025 with a merger transaction between Channel Therapeutics Corporation (“Channel”) and LNHC, Inc. (“LNHC”).

Chromocell Therapeutics Corporation (“Chromocell”) was incorporated in Delaware on March 19, 2021. On February 21, 2024, Chromocell completed the initial public offering of its Common Stock (the “IPO”).

On November 18, 2024, Chromocell merged with and into its wholly-owned subsidiary, Channel, a Nevada corporation, pursuant to an agreement and plan of merger, dated as of November 18, 2024 for the purposes of reincorporating Chromocell in Nevada.

LNHC was incorporated in the state of Delaware in September 2023 by Ligand Pharmaceuticals, Inc. (“Ligand”) and was initially formed to facilitate a transaction between Ligand and Novan, Inc. (“Novan”). On September 27, 2023, Ligand acquired certain assets of Novan, after providing debtor in possession financing and acquiring specific assets from Novan, under Section 363 of the U.S. Bankruptcy Code (a “363 transaction”). Novan was a medical dermatology company focused on developing and commercializing innovative therapeutic products for skin diseases. Through its NITRICIL technology platform, Novan developed ZELSUVMI (berdazimer gel, 10.3%), formerly named SB206, as a topical prescription gel for the treatment of viral skin infections, with a focus on molluscum contagiosum. As of the acquisition date in September 2023 by Ligand, all assets and liabilities acquired in the Novan acquisition were held by LNHC, which was a wholly owned subsidiary of Ligand, including the NITRICIL technology platform.

On March 24, 2025, LNHC assigned its intellectual property portfolio related to the Novan acquisition, including the NITRICIL technology, to Ligand and entered into an exclusive license and sublicense agreement with Ligand, pursuant to which Ligand licensed to the Company the intellectual property rights necessary to make, use, sell or offer to sell ZELSUVMI for the treatment of molluscum contagiosum in humans worldwide, except for Japan.

On March 24, 2025, LNHC and Ligand also entered into a master services agreement under which Ligand, or related parties, may contract with LNHC to provide API for clinical or commercial use related to the NITRICIL technology. In addition, the agreement also allows Ligand to require LNHC to provide manufacturing technology transfer services, if requested, for products other than ZELSUVMI, to a potential third-party manufacturer.

July 1, 2025 Merger

On July 1, 2025 (the “Merger Closing Date”), the Company consummated the previously announced merger transaction contemplated by that certain Agreement and Plan of Merger (the “Merger”) by and among the Company, CHRO Merger Sub, Inc. a Delaware Corporation and a wholly owned subsidiary of the Company (“Merger Sub”), LNHC, and solely for the purposes of Article III of the merger agreement, Ligand. Pursuant to the merger agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company and (ii) the Company’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc.

At the effective time of the Merger, the Company issued an aggregate of 31,278 shares of the Company’s Series A Preferred Stock to Ligand as consideration for the LNHC shares.

The shares of Series A Preferred Stock issued to Ligand in the Merger were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The shares of the Company’s Common Stock listed on the NYSE American LLC, previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO,” commenced trading on the NYSE American under the ticker symbol “PTHS,” on July 2, 2025. The Company’s Common Stock is represented by a new CUSIP number, 171126 204.

Securities Purchase Agreement

Concurrently with the execution of the merger agreement, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LNHC and certain investors, which included Ligand (collectively, the “PIPE Investors”), pursuant to which, among other things, on the Merger Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 (such transaction, the “PIPE Financing”). The gross proceeds from the PIPE Financing were approximately $50.1 million, consisting of approximately $50.0 million in consideration and the conversion of approximately $0.1 million of principal and interest payable under an outstanding convertible note with a related party issued by the Company, before paying estimated expenses and before the settlement of certain outstanding bridge notes with the PIPE Investors, described below.

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

In general, a holder of shares of Series A Preferred Stock may not convert any portion of Series A Preferred Stock if the holder, together with its affiliates, would beneficially own more than 49.9% in the case of Ligand or 4.99%, in the case of the other PIPE Investors (the “Maximum Percentage”), of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the Maximum Percentage by giving P0Y0M61D days’ notice to the Company, but not to any percentage in excess of 9.99%.

The shares of Series A Preferred Stock issued and sold to the PIPE Investors were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The closing of the PIPE Financing occurred on July 1, 2025, immediately prior to the consummation of the Merger.

On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters (each, a “Side Letter”) with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the Reverse Stock Split), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation. Approximately 57,568 shares of the Company’s Series A Preferred Stock were issued and outstanding immediately following the Effective Time. Immediately following the Merger and the PIPE Financing, the Company’s security holders as of immediately prior to the Merger owned approximately 7.4% of the outstanding shares of the Company and LNHC security holders owned approximately 56.1% of the outstanding shares of the Company, in each case on a fully diluted basis, calculated using the treasury stock method.

Net Proceeds from PIPE Financing

Certain PIPE Investors were a party to the ZELSUVMI Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “Royalty Agreements”) as described in Note 8 — “License and Other Agreements” in the notes to our condensed consolidated financial statements. Further, certain PIPE Investors were not a party to the Royalty Agreements. As the PIPE Financing and Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company will account for future royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.

Effective January 1, 2025, LNHC entered into a bridge loan agreement with Ligand under which any amounts of cash transferred from Ligand to LNHC, or settlement of LNHC's expenses directly by Ligand, starting from January 1, 2025, were considered a loan from Ligand to LNHC. The maximum borrowing under the bridge loan agreement was $18.0 million, ( the “Ligand Bridge Note”). The repayment of the Ligand Bridge Note loan at the closing of the Merger was offset against Ligand’s funding commitment in the PIPE Financing. The balance of the Ligand Bridge Note was $12.7 million, resulting in $5.3 million of funding provided to the Company as of the Merger Closing Date as part of the PIPE Financing. In addition, on April 16, 2025, LNHC entered into a bridge loan agreement with two third-party lenders, part of the group of strategic investors who participated in the PIPE Financing, for an aggregate amount, including interest, of $6.1 million. This loan reduced their funding commitment with respect to the Merger transaction. In addition, as part of the Merger closing a settlement of a related party note of $0.1 million also occurred.

The following are details of the Merger and PIPE Financing as it relates to Series A Preferred Stock and proceeds from the PIPE Financing (in thousands, except share and per share amounts):

	Series A Preferred Shares Issued	Allocated Gross Proceeds	Notes Settlement	Payables Settlement and Expenses	Net Proceeds
Beginning Balance as of July 1, 2025	—	$—	$—	$—	$—
Preferred Stock (Series A) Issued - Merger	31,278	—	—	—	—
Preferred Stock (Series A) Issued - PIPE Financing	50,100	50,100	(20,340)	(2,376)	27,384
Preferred Stock (Series A) Converted to Common Stock	(23,810)	—	—	—	—
Ending Balance as of July 1, 2025	57,568	$50,100	$(20,340)	$(2,376)	$27,384

The July 1, 2025 Merger resulted in the Company having (i) a commercial product, ZELSUVMI; (ii) the facility, equipment and know-how to manufacture the API used in ZELSUVMI and the NITRICIL technology platform; and (iii) clinical-stage NaV1.7 assets.

ZELSUVMI

ZELSUVMI (berdazimer) topical gel, 10.3% is a nitric oxide (NO) releasing agent indicated for the topical treatment of molluscum contagiosum in adults and pediatric patients one year of age and older. ZELSUVMI is the first FDA approved topically applied nitric oxide releasing agent indicated for the treatment of molluscum contagiosum in people ages one year and older and the first and only prescription medication FDA approved for use in non-medical settings that can be safely applied by patients, parents and caregivers. Molluscum contagiosum is a highly contagious viral skin infection that primarily affects children, immunocompromised adults and sexually active persons. The Company estimates that molluscum contagiosum infections afflict an approximately 17 million people of all ages in the United States.

ZELSUVMI was developed using the proprietary nitric oxide-based technology platform, NITRICIL. ZELSUVMI’s mechanism of action against molluscum contagiosum is unknown. In vitro studies of ZELSUVMI’s active ingredient, berdazimer sodium, have demonstrated (i) anti-pox virus activity on vaccinia virus, which is often used as a surrogate for molluscum contagiosum virus; and (ii) reduced early gene expression of molluscum contagiosum virus proteins. ZELSUVMI’s final Phase 3 clinical study included 891 enrolled patients treated with ZELSUVMI and demonstrated statistically significant and clinically meaningful efficacy results on both primary and secondary endpoints, a greater reduction in lesions at every measurement point, and favorable safety results during the 12-week duration.

The Company’s market research and feedback to date indicate physicians have highly favorable opinions about ZELSUVMI’s clinical efficacy, safety, and practicality as the first and only topical medication indicated for molluscum contagiosum that does not require in-office administration by a healthcare provider. The Company believes that ZELSUVMI is likely to complement or represent a differing treatment regimen of current procedural treatments administered in medical settings such as cryosurgery, cantharidin application and curettage.

The Company has an exclusive license to use the NITRICIL Technology Platform as necessary to manufacture ZELSUVMI, as set forth in the license agreement between the Company and Ligand. The Company believes that the NITRICIL platform’s ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows the potential to improve patient outcomes in a variety of diseases. The Company’s achievement of an FDA approval for ZELSUVMI has validated the NITRICIL technology platform’s ability to achieve stable, tunable and druggable delivery of nitric oxide on therapeutically and commercially important targets such as molluscum contagiosum.

Molluscum Contagiosum

Molluscum contagiosum is caused by a poxvirus and is a common skin infection seen by dermatologists, pediatric dermatologists, and pediatricians, with a prevalence estimated by management to be 17 million people in the United States and an annual incidence estimated by management to be 3-6 million. According to the Centers for Disease Control and Prevention (“CDC”), molluscum contagiosum infections are contagious and spread to others through contact with infected persons or contaminated objects such as towels, toys, furniture, swimming pools, and other surfaces. Children are the most vulnerable to molluscum contagiosum infections as are adults with weakened immune systems. In addition, molluscum contagiosum can be sexually transmitted.

Molluscum contagiosum infections present with raised, skin-colored or red bumps that can appear anywhere on the body, including the face, hands, trunk, genitals, back of the knees, armpits, and other sensitive areas. People with molluscum contagiosum may suffer discomfort from itching, secondary bacterial infections, as well as immense social stigma from having visible molluscum contagiosum lesions which typically last for months or for years. Left untreated, molluscum contagiosum lesions may persist an average of 13 months, with reports of cases remaining unresolved for up to five years. The symptoms of molluscum contagiosum can cause anxiety, and parents frequently seek treatment due to its highly contagious nature and its impact on physical appearance.

Manufacturing Facility and NITRICIL Platform

The Company currently leases its primary operating facility, including 19,265 square feet of laboratory, cGMP manufacturing, warehouse, storage and office space in Durham, North Carolina. The lease, dated January 18, 2021, as amended, has an initial term expiring in 2032, with an option to extend the term of the lease for a period of 5 years. This bespoke purpose-built facility was constructed to serve as the primary berdazimer sodium API manufacturing site. Berdazimer sodium is the API that is the backbone of the NITRICIL platform technology. Different concentrations of berdazimer sodium and different formulations of the finished drug product are what differentiates potential treatment options for various indications.

While the intellectual property rights for the NITRICIL technology platform were assigned by LNHC to Ligand prior to the merger, the Company currently has the rights to the manufacturing facility, equipment and know-how to produce the API used in ZELSUVMI and other any products that may be developed by Ligand, Ligand affiliated parties or third-party licensees related to the NITRICIL technology platform. The MSA between Ligand and the Company provide Ligand, Ligand affiliated parties or third-party licensees with an ability to source commercial or developmental supply of API, while also providing the Company with the associated economics of the supply of such material.

The NITRICIL proprietary technology platform leverages nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal, and immunomodulatory potential mechanisms of action in an effort to treat a range of diseases. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. The technology’s ability to harness nitric oxide and its multiple potential mechanisms of action has enabled the creation of a platform with the potential to generate differentiated product candidates. The two key components of the nitric oxide platform are the proprietary NITRICIL technology, which drives the creation of macromolecular New Chemical Entities, and formulation science, both of which are used to tune product candidates for specific targeted indications.

The Company believes the NITRICIL technology platform has many other potential product candidates that could be further developed. Prior to the merger, clinical work was performed in various indications, including, but not limited to, acne (SB204), atopic dermatitis and psoriasis (SB414), tinea pedis and onychomycosis (SB208) and external genital warts (SB207), the rights to which are owned by Ligand. However, any further development of these assets will require the Company to produce and manufacture the API for use by Ligand, Ligand affiliated parties or third-party licensees.

NaV1.7 Pain Programs

Prior to the merger, the Company had been developing new therapeutics to alleviate pain. These programs selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to prevent the transmission of pain perception to the central nervous system (“CNS”). The goal of these programs is to develop a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system.

There are currently three pain programs developing therapeutics, all of which are based on the same proprietary molecule, as follows:

Eye Pain (Phase1-2a ready): Based on a novel formulation of CC8464, our Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. The Company intends to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. The Company has completed two animal efficacy studies and has successfully completed a pivotal IND enabling ophthalmic toxicology studies as a precursor to launching a Phase 1a/2b human proof of concept study.

Depot Program (Pre-Clinical): Based on several novel formulations of CC8464, the Company’s most recently launched program, titled CT3000, is for the potential treatment of post operative pain with the use of nerve blocks. Examples would include knee surgery or shoulder surgery. Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery. Doctors often want patients to move soon after surgery to avoid complications such as blood clots. A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement like other local anesthetics. The Company will periodically review the timing and budget related to the commencement of toxicology and CMC work and a subsequent human POC trial, but has no immediate plans to do so.

Neuropathic Pain (Pre-Clinical): CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 channels in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other channels in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies, and the Phase 1 studies completed to date, the Company believes that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in Erythromelalgia and idiopathic small fiber neuropathy. The Company will periodically review the timing and budget related to the commencement of toxicology and CMC work and a subsequent human POC trial, but has no immediate plans to do so.

ZELSUVMI Commercial Strategy

The Company has launched and is focused on the commercialization of ZELSUVMI and is continuing to support its sales, marketing and commercial team to detail ZELSUVMI.

Commercial Background

ZELSUVMI is the first FDA-approved at-home prescription medication indicated for the treatment of molluscum contagiosum in patients one year of age and older that can administered by patients, parents and caregivers. As a prescription, ZELSUVMI will generally be covered under patients’ pharmacy benefit, differentiating it from procedural reimbursement for cantharidin and cryotherapy. Pediatricians, pediatric dermatologists, dermatologists and infectious disease specialists will be the target prescribers.

Pediatricians diagnose the majority of molluscum contagiosum infections, and the Company believes many patients have not been treated due, in part, to a lack of FDA approved prescription treatment options that can be administered outside of medical settings. The Company believes that pediatricians will be key to expanding the market, increasing peak sales, and sales and marketing efficiency. The Company will seek to position ZELSUVMI as the preferred first line therapy among pediatricians. The Company believes ZELSUVMI will enhance and complement current non-prescription treatment options and referral patterns. Based on the Company’s interactions with healthcare professionals (“HCPs”) to date, the Company believes HCPs would welcome this positioning of ZELSUVMI.

The Company believes that ZELSUVMI fills a medical need in the market as the first safe and efficacious prescription medication for molluscum contagiosum that can be administered outside of medical settings. Based on 2023 data from Veeva Compass, on an annual basis, greater than 390,000 unique patients are affected by molluscum contagiosum and greater than 100,000 unique HCPs are treating the disease in the United States. However, the Company believes this number underestimates the true number of cases due to a lack of treatment options.

Sales and Distribution Strategy

The Company is marketing ZELSUVMI primarily to physicians with personal promotion and direct sales efforts with a dedicated sales force supported by a product management team and critical support staff. The sales and marketing effort has focused on increasing awareness, trial, adoption and usage of ZELSUVMI to targeted pediatricians, pediatric dermatologists and dermatologists. The Company distributes ZELSUVMI via standard retail pharmacy chains, mail order and Amazon pharmacy utilizing a third-party logistics provider. Based on the Company’s conversations with HCPs, the Company believes these distribution channels are the most preferred by patients and HCPs. Critical to the launch and commercialization efforts of ZELSUVMI will be co-pay assistance and managing co-pay and patient out-of-pocket costs as well as prescription “pull-through” strategies and tactics to ensure patient access and utilization of ZELSUVMI.

Marketing Strategy

The Company is focusing sales and marketing efforts on expanding product awareness and trial of ZELSUVMI initially by means of personal promotion by sales representatives to pediatric, pediatric dermatologist and dermatologist HCPs who have repeatedly included diagnosis codes for molluscum contagiosum infection as part of their claims for reimbursement by health insurers for outpatient visits. The Company also intends to expand its marketing strategies to include more non-personal promotion strategies and tactics focused on patients and eventually to consumer segments. HCP marketing initiatives focus on driving adoption through targeted initiatives like peer-to-peer education, data-driven digital advertising, and customized sales representative programs tailored to practice needs such as understanding insurance coverage and product acquisition. Consumer marketing initiatives focus on expanding both diagnosed and treated patient populations through strategic social media advertising, sharing impactful patient testimonials, and leveraging trusted influence partnerships. For example, in early October 2025, the Company launched “Moms Against Molluscum” movement, a movement to unite mothers, parents, and other caregivers navigating molluscum contagiosum. The Moms Against Molluscum movement encourages people managing this highly contagious skin infection to visit MomsAgainstMolluscum.com to share their stories and access information about new treatment options, including ZELSUVMI.

Market Access Strategy

The Company’s cross functional, payer and reimbursement account team is actively prioritizing and ensuring that the process of accessing ZELSUVMI is seamless, affordable, and easy with everything our patient customers will need, from step-by-step instructions to co-pay cards for eligible patients, to maximize the probability of having a positive outcome from using the Company’s product regardless of whatever distributor they prefer to access ZELSUVMI. The Company’s is focused on certain channels, including commercial, Medicaid and Managed Medicaid and the use of co-pay cards and coupons for eligible patients for commercially insured patients to ease access regardless of the channel utilized.

Manufacturing and Supply Chain

Background

Berdazimer sodium is the API that is the critical component of the NITRICIL platform technology. The Company believes different concentrations of berdazimer sodium and different formulations of the finished drug product may be used to develop additional product candidates for other diseases or conditions. For example, ZELSUVMI (berdazimer) topical gel, 10.3%, which has been approved by the FDA, is one product and indication that has met the regulatory requirements for commercialization. The Company believes the NITIRCIL technology platform could generate other potential product candidates that could be further developed, and, pursuant to the MSA with Ligand, the Company may produce API for such other uses.

The supply chain includes the procurement of raw materials, the conversion of raw materials into API, and the conversion of API to finished product. The Company’s process, as described in more detail below, is effectively as follows:

●	Procurement of underlying raw materials, such as nitric oxide gas;

●	Conversion of raw materials into API, including allocated overhead, fixed and variable costs;

●	Shipment of API to a third-party contract manufacturing organization (“CMO”);

●	Conversion of API into finished product, ZELSUVMI, at the third party CMO; and

●	Shipment of finished product from CMO to a third-party logistics provider for distribution.

The Company uses various qualified vendors to source raw materials. The conversion of the API and manufacture occurs at its primary operating facility in North Carolina. The API is then shipped to a third-party fill/finish CMO who converts the API into the finished product, including ancillary/supportive manufacturing, filling and packaging. The finished product is then shipped back to the U.S. domiciled third-party logistics provider for distribution.

The ZELSUVMI manufacturing process is effectively comprised of four key components: raw materials, supply chain, drug substance (API), and drug product (finished product).

Raw Materials

The Company currently relies on third-party suppliers to provide the raw materials that are used by it and its third-party manufacturers in the manufacture of ZELSUVMI. There are a limited number of suppliers for raw materials, including nitric oxide, that are used to manufacture the product candidates and commercial products.

Supply Chain

The Company also relies on third-party logistics vendors to transport raw materials, API, and drug products through our supply chain. Certain materials, including the API, have designated hazard classifications that limit available transportation modes or quantities. Third-party logistics vendors may choose to delay or defer transportation of materials from time to time, which could adversely impact the timing or cost of our manufacturing supply chain activities.

Drug Substance (Active Pharmaceutical Ingredient)

Due to the complexity of the proprietary manufacturing technology related to the NITRICIL platform, including intellectual property, know-how, trade secrets, production techniques, and the related physical manufacturing requirements and characteristics, the Company previously determined that constructing its custom manufacturing facility was the most effective way to mitigate risk associated with API production. To date, the facility and production process has been fully validated and qualified. Currently, the facility has an operational and integrated QMS (Quality Management System) and ERP governing the operations of the facility.

The Company has manufactured numerous API batches in its facility since becoming operative, including site registration batches, project validation batches, and commercial batches. In preparing for the commercial launch of ZELSUVMI, the Company stockpiled numerous batches of commercial API. The operational API manufacturing strategy incorporates redundancy planning, including maintaining a certain API MOH (months-on-hand) quantity to mitigate potential risk, both “upside” and “downside”, related to potential future commercial demand of ZELSUVMI. Manufacturing API at its own, U.S.-based facility provides the Company with critical control over the longest lead time and the most complex component of ZELSUVMI’s supply chain.

The Company currently has sufficient API manufacturing capacity within its facility, as it is configured, to comfortably meet its current sales forecasts to supply API for ZELSUVMI. In its current configuration, the Company has excess capacity to increase utilization for additional API demand. Furthermore, the Company also has the ability to add additional manufacturing shifts and team members to manufacture even greater quantities of API, if needed, for current and potential future partners or customers of the NITRICIL technology. Effectively, the Company believes the current API theoretical manufacturing capacity could be roughly doubled, if needed due to one or more of the following: a higher than expected sales demand for ZELSUVMI, demand from current partners, such as Ligand, and potential future partnerships for ZELSUVMI and/or the NITRICIL platform. The Company does not expect to need to invest in material or significant capital expenditures and other fixed costs to bring more manufacturing capacity on-line in the foreseeable future. The Company does expect to incur certain levels of capital expenditures for on-going operations, maintenance and improvements.

Drug Product (ZELSUVMI)

The Company has a long-standing strategic alliance with Orion Corporation (“Orion”), a Finnish full-scale pharmaceutical company with broad experience in cGMP drug manufacturing. Orion manufactures the Company’s commercial supply of its ZELSUVMI finished product. The drug product manufacturing and fill/finish process at Orion has been fully validated and qualified including site registration batches, process validation batches, and commercial batches. Through its contractual relationship with Orion, the Company has manufactured initial commercial launch quantities of ZELSUVMI. In addition, the Company has entered into a multi-year supply agreement and provides monthly estimates and forecasts for on-going production of finished products. The Company’s supply forecast is informed by the expected sales forecast, with adjustments such as MOH, safety stock, shelf life, and product dating.

Intellectual Property

Under the license agreement with Ligand, dated March 24, 2025, the Company acquired exclusive rights to a robust IP portfolio that provides material coverage for ZELSUVMI, which includes patents and patent applications covering the ZELSUVMI product and its use for treating molluscum contagiosum; trademarks; and know-how and trade secrets covering various aspects of the nitric oxide NITRICIL Technology Platform in addition to manufacturing, research, development, formulation, analytical chemistry and scientific know-how.

There are 14 issued U.S. patents covering ZELSUVMI which are listed in the Orange Book and which are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial approval of ZELSUVMI, the Company applied for 1,280 days of patent term extension (“PTE”) for the U.S. patent covering ZELSUVMI compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.

Our Customers

The Company primarily sells its ZELSUVMI product to national wholesaler channels and specialty distributors. Our wholesalers and distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and others. As of September 30, 2025, three of the Company’s wholesaler customers accounted for more than 94% of its total gross accounts receivable balance at 34%, 32% and 28%, respectively

Seasonality of Business

Our business may be affected by the standard annual insurance deductible resets, as well as the purchasing patterns and concentration of our customers. In addition, certain conditions, such as molluscum, may be impacted by the warmer months and prescriptions may also be impacted based on the activities of those who are prescribed our products, such as school and summer activities; however, our business is not materially impacted by seasonality. There are no assurances that these historical trends will continue in the future.

Competition

The pharmaceutical industry is subject to rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. The Company faces potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, compounding facilities, academic institutions, governmental agencies, and public and private research institutions.

ZELSUVMI is the first and only FDA-approved prescription pharmaceutical therapy for the treatment of molluscum contagiosum that can be administered by patients or caregivers outside of a medical setting. The Company believes the key competitive factors affecting the success of ZELSUVMI are likely to be its efficacy, safety, convenience, and pricing. With respect to ZELSUVMI for the treatment of molluscum contagiosum, the Company will be primarily competing with therapies such as other topical products, natural oils, off-label drugs, natural remedies, cantharidin or medical procedures such as curettage, cryotherapy, and laser surgery.

International Opportunities

The Company, through its exclusive license of ZELSUVMI from Ligand, has the ability to further seek approval for and commercialize ZELSUVMI through the rest of the world, except for Japan. The Company estimates molluscum contagiosum incidence and prevalence rates in the European Union and Asia to be comparable to the United States. The Company has previously engaged in several international discussions with distributors seeking supply or license agreements for ZELSUVMI in multiple ex-U.S. territories.

On May 12, 2025, the Trump Administration issued an executive order titled Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients (the “2025 EO”). The 2025 EO outlines a plan to reduce prescription drug prices for Americans. The 2025 EO directs multiple federal agencies, including the U.S. Department of Health and Human Services (“HHS”), to take specific actions aimed at compelling drug manufacturers to lower drug prices in the United States in a manner comparable with other developed nations.

On May 20, 2025, HHS issued a press release stating that the Department “expects each drug manufacturer to commit to aligning United States pricing for all brand products across all markets that do not currently have generic or biosimilar competition with the lowest price of a set of economic peer countries.” From this statement, it appears that HHS intends to apply the most-favored-nation (“MFN”) pricing only to single-source drugs (i.e., “brand-name” drugs without any approved generic or biosimilar versions). In its May press release, HHS also advised that it will calculate the MFN price as the lowest price in a country that is part of the Organisation for Economic Co-operation and Development and that has a per capita gross domestic product (“GDP”) of at least 60% of the U.S. per capita GDP.

The Company will continue to evaluate the 2025 EO and its potential impact to international opportunities for ZELSUVMI.

Going Concern

During the three and nine months ended September 30, 2025, the Company had a net loss of approximately $16.2 million and $21.7 million, respectively. As of September 30, 2025, the Company has cash of approximately $14.2 million and working capital of $25.0 million.

The Company expects to continue to incur losses for the foreseeable future, as it continues to invest in commercialization activities for ZELSUVMI, add operational, financial and management information systems and personnel to support Company operations and incur additional costs associated with operating as a public company. The Company's ability to continue its operations is dependent upon its ability to obtain additional capital in the future and generate cash flows from operations.

Based on current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these condensed consolidated financial statements. While the Company completed an equity offering in July 2025, it expects that costs associated with the commercial launch of ZELSUVMI, costs related to potential clinical trials associated with the existing pain programs, and other activities will require the Company to raise additional funds. Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities. We may pursue additional capital through equity or debt financings, or from other sources, including partnerships, collaborations, licensing, or other strategic relationships. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

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

Key Factors Affecting Our Results of Operations and Future Performance

The Company believes that its financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that the Company must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties.

●	The Company must effectively implement and maintain sales, marketing and distribution capabilities for our products to successfully commercialize and generate revenues from our products.

●	Our products must achieve a broad degree of physician and patient adoption and use necessary for commercial success. The commercial success of our approved products depends significantly on the broad adoption and use of such products by physicians and patients for approved indications.

●	Our product revenues will be dependent on sales to a few significant wholesale customers and the loss of, or substantial decline in, sales to one of these wholesale customers could have a material adverse effect on our expected future revenues and profitability.

●	Delays or disruptions in our supply chain and the manufacturing of our product could adversely affect our sales and marketing efforts.

●	Unexpected results in the analysis of raw materials, the API or drug product or problems with the execution of or quality systems supporting the analytical testing work, whether conducted internally or by third-party service providers, could adversely affect our commercialization activities.

Results of Operations

On July 1, 2025, Channel, Merger Sub (a wholly owned subsidiary of Channel), LNHC, and solely for the purposes of Article III within the Merger Agreement, Ligand consummated the Merger, pursuant to which, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of Channel and (ii) Channel changed its name to Pelthos Therapeutics Inc.

The post-acquisition operating results of LNHC are reflected within the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025, specifically from July 1, 2025 through September 30, 2025.

Comparison of the Three and Nine Months ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three months Ended September 30,		Change	For the Nine months Ended September 30,		Change
	2025	2024		$2025	2024	$
Revenue
Net product revenues	$7,112	$—	$7,112	$7,112	$—	$7,112
License and collaboration revenues	294	—	294	294	—	294
Total revenue	7,406	—	7,406	7,406	—	7,406
Operating expenses
Cost of goods sold	2,316	—	2,316	2,316	—	2,316
Selling, general and administrative	19,628	1,634	17,994	23,984	4,853	19,131
Research and development	145	415	(270)	854	894	(40)
Amortization of intangible assets	679	—	679	679	—	679
Total operating expenses	22,768	2,049	20,719	27,833	5,747	22,086
Operating loss	(15,362)	(2,049)	(13,313)	(20,427)	(5,747)	(14,680)
Other (expense) income	—	—	—	—	—	—
Interest expense	(1,346)	(39)	(1,307)	(1,698)	(678)	(1,020)
Interest income and other income	5	393	(388)	5	396	(391)
Total other (expense) income	(1,341)	354	(1,695)	(1,693)	(282)	(1,411)
Net loss before provision for income taxes	(16,703)	(1,695)	(15,008)	(22,120)	(6,029)	(16,091)
Provision for income taxes	(465)	—	(465)	(465)	—	(465)
Net loss and comprehensive loss	$(16,238)	$(1,695)	$(14,543)	$(21,655)	$(6,029)	$(15,626)

Net Product Revenues

The Company currently sells ZELSUVMI to three wholesalers and one specialty distributor in the United States. Revenue from product sales is recognized when the customer obtains control of the Company's product, which typically occurs on delivery. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of prompt-pay discounts, customer fees, government rebates, co-payment assistance and payor rebates and administration fees for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

For the three and nine months ended September 30, 2025, respectively, net product revenues were $7.1 million. The increase for both periods is due to the commercial launch of ZELSUVMI, which was announced on July 10, 2025.

License and Collaboration Revenues

The Company has one agreement related to a license of intellectual property to a third party. Per Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company determines if there are distinct performance obligations identified in the arrangement. The Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

License and collaboration revenues for the three and nine months ended September 30, 2025, respectively, were $0.3 million. This revenue is related to recognition of deferred revenue from a collaboration agreement with Sato Pharmaceutical Co., Ltd. (“Sato Agreement”).

For information about the Sato Agreement, see Note 1 — “Sato Agreement” in the notes to our condensed consolidated financial statements.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacture, production, packaging, and distribution of the Company’s commercial products. These costs primarily consist of manufacturing costs, including allocated overhead, supply costs, third-party logistics and distribution expenses, quality control and assurance costs, and freight and shipping charges incurred in fulfilling customer orders.

Additionally, the Company’s product is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company records a write-down of any potential unmarketable inventory to its estimated net realizable value.

For the three and nine months ended September 30, 2025, respectively, cost of goods sold was $2.3 million, including $0.8 million of write-offs of in-process material. The increase for both periods is due to the commercial launch of ZELSUVMI, which was announced on July 10, 2025.

The following table sets forth our cost of goods sold for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three months Ended September 30,		Change	For the Nine months Ended September 30,		Change
	2025	2024		$2025	2024	$
Cost of goods sold:
Products sold (including ASC 805 fair value adjustments)	$1,524	$—	$1,524	$1,524	$—	$1,524
Write-off of inventory	792	—	792	792	—	792
Total cost of goods sold	$2,316	$—	$2,316	$2,316	$—	$2,316

As part of the Merger, certain inventoried items were revalued subject to ASC 805 as of July 1, 2025. For more information, see Note 3 — “Acquisition of LNHC, Inc.” in the notes to our condensed consolidated financial statements.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense consists of personnel and non-personnel expenses to support growing sales of ZELSUVMI. Personnel-related expense includes salaries, incentive pay, benefits and share-based compensation for personnel engaged in sales, marketing, regulatory, quality, medical, non-capitalizable manufacturing, finance, information technology and administrative functions.

Non-personnel-related expense includes: (i) selling, patient services, pharmacovigilance, marketing, advertising, travel, sponsorships and trade shows; and (ii) other general and administrative costs, including consulting, legal, patent, insurance, accounting, information technology and facilities.

The Company uses a third-party logistics provider (“3PL”) to perform a full order-to-cash service, which includes warehousing and shipping directly to its customers on its behalf. Activities performed by the 3PL as recorded in SG&A. SG&A expenses are recognized as they are incurred.

Royalty and/or milestone payments due to third parties under license arrangements or license agreements for commercial products, the associated payment obligations are expensed within SG&A and recorded as a current liability in the periods in which the obligation is incurred.

The following table summarizes our SG&A expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three months Ended September 30,		Change	For the Nine months Ended September 30,		Change
	2025	2024		$2025	2024	$
Personnel expense:
Salaries, incentive pay and benefits	$6,873	$394	$6,479	$7,679	$1,061	$6,618
Stock-based compensation	2,812	437	2,375	3,662	1,110	2,552
Total personnel expense	9,685	831	8,854	11,341	2,171	9,170
Non-personnel expense:
Marketing, sales and commercial	4,933	—	4,933	4,933	—	4,933
Facilities, manufacturing and depreciation	1,414	—	1,414	1,414	—	1,414
Corporate and professional services	1,319	803	516	4,019	2,682	1,337
Travel	503	—	503	503	—	503
Royalty and milestones	1,245	—	1,245	1,245	—	1,245
Regulatory and other	529	—	529	529	—	529
Total non-personnel expense	9,943	803	9,140	12,643	2,682	9,961
Total SG&A expense	$19,628	$1,634	$17,994	$23,984	$4,853	$19,131

The increase in SG&A for both periods is primarily due to the commercial launch of ZELSUVMI, which was announced on July 10, 2025. As noted in the table above, for the three and nine months ended September 30, 2025, expenses increased from the prior respective periods based on the launch of ZELSUVMI. These expenses include selling, patient services, pharmacovigilance, marketing, advertising, travel, sponsorships and trade shows related to the commercial detailing of ZELSUVMI. As of September 30, 2025 the Company had approximately 50 territory managers actively engaged in commercialization efforts related to ZELSUVMI.

In addition, certain corporate, administrative, consulting, legal, patent, insurance, accounting, information technology and facilities expenses have increased for the three and nine months ended as a result of the Merger.

Research and Development Expense

Research and development (“R&D”) expenses are recognized as they are incurred based on actual work completed through monitoring invoices received and discussions with internal personnel and external service providers as to the progress or stage of completion of preclinical activities, clinical studies and related supporting services for non-commercial assets.

The decrease in R&D expenses for both periods is due to level of activities related to our NaV1.7 pain programs for the three and nine months ended September 30, 2025 and 2024 as noted below (in thousands):

	For the Three months Ended September 30,		Change	For the Nine months Ended September 30,		Change
	2025	2024		$2025	2024	$
R&D expense:
Consultants, chemistry manufacturing, controls and other	$145	$415	$(270)	$854	$894	$(40)
Total R&D expense	$145	$415	$(270)	$854	$894	$(40)

Amortization of Intangible Assets Expense

The amortization of intangibles is related to Company's purchase accounting of LNHC associated with the Merger upon which the Company recognized intangible assets for (i) the rights it has to make, use and sell ZELSUVMI; and (ii) the Sato Agreement. These assets are being amortized on a straight-line basis over the lesser of the term of the agreement and the useful life of the license. For the three and nine months ended September 30, 2025, respectively, amortization of intangible assets was $0.7 million. For more information, see Note 4 — “Balance Sheet Account Details” in the notes to our condensed consolidated financial statements.

Interest Expense

Interest expense is primarily attributable to the Reedy Creek Purchase Agreement, the ZELSUVMI Royalty Agreement, and the Channel Products Royalty Agreement. These agreements are accounted for under the effective interest method with non-cash interest expense added to the amount of liability on a quarterly basis. For more information, see Note 7 — “Reedy Creek Liability” and Note 8 “License and Other Agreements” in the notes to our condensed consolidated financial statements.

The following table summarizes our interest expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three months Ended September 30,		Change	For the Nine months Ended September 30,		Change
	2025	2024		$2025	2024	$
Interest expense:
Reedy Creek Purchase Agreement	$(695)	$—	$(695)	$(695)	$—	$(695)
ZELSUVMI Royalty Agreement	(472)	—	(472)	(472)	—	(472)
Channel Products Royalty Agreement	(149)	—	(149)	(149)	—	—
Other	(30)	(39)	9	(382)	(678)	—
Total interest expense	$(1,346)	$(39)	$(1,307)	$(1,698)	$(678)	$(1,167)

Provision for Income Taxes

For the three and nine months ended September 30, 2025, the Company recorded $0.5 million of income tax benefit due to the amortization of deferred tax liabilities related to intangible assets and inventory as part of the ASC 805 accounting for the acquisition of LNHC, Inc. See Note 3 — “Acquisition of LNHC, Inc.” for additional details regarding this transaction.

Liquidity and Capital Resources

The Company is in its early stages of development and growth, without established records of revenues or earnings. The Company will be subject to numerous risks inherent in the business and operations of early stage or emerging growth companies. The Company has recently launched its commercial product, ZELSUVMI, in July of 2025. While the Company has generated limited revenues to date, it does not expect to generate revenue from product revenues to fund its operations for, at minimum, the next 12 months.

During the three and nine months ended September 30, 2025, the Company had a net loss of approximately $16.2 million and $21.7 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had cash of approximately $14.2 million and $0.5 million, respectively, and working capital of $25.0 million and $(2.7) million, respectively. The Company expects to continue to incur losses for the foreseeable future, as it continues to invest in commercialization activities for ZELSUVMI, add operational, financial and management information systems and personnel to support Company operations and incur additional costs associated with operating as a public company. The Company's ability to continue its operations is dependent upon its ability to obtain additional capital in the future and generate cash flows from operations.

Based on current projections, management believes there is substantial doubt about its ability to continue to operate as a going concern and fund its operations through at least the next twelve months following the issuance of these condensed consolidated financial statements. While the Company completed the Merger and PIPE Financing in July 2025, the Company expects that costs associated with the commercial efforts of ZELSUVMI, costs related to potential clinical trials associated with the existing pain programs, and other activities will require the Company to raise additional funds. However, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted.

Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Nine months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(16,338)	$(5,122)
Investing activities	2,761	—
Financing activities	27,317	6,281
Net increase in cash, cash equivalents and restricted cash	$13,740	$1,159

Net Cash Used in Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $16.3 million and consisted primarily of a net loss of $21.7 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $3.7 million, (ii) amortization of definite lived intangible assets acquired in the LNHC acquisition of $0.7 million, (iii) $0.4 million of depreciation expense, (iv) $1.3 million of accretion of interest expense for royalty obligations, (v) $0.8 million related to inventory write-offs, (vi) $0.3 million amortization of debt discount, (vii) $0.1 million of lease amortization and (viii) a $1.9 million change in cash related to changes in operating assets and liabilities.

The favorable impacts to cash related to changes in assets and liabilities was primarily due to (i) a $1.4 million change in inventory, (ii) a change in accounts payable and accrued expenses of $4.0 million and $2.7 million, respectively, (iii) a change in operating lease assets of $0.2 million, and (iv) a change in other long-term assets and liabilities of $0.1 million. The unfavorable impacts to cash related to changes in (i) accounts receivable of $7.9 million, (ii) prepaid expenses and other assets of $1.4 million, (iii) operating lease liabilities of $0.2 million, (iv) a change in deferred revenue of $0.3 million, and (v) a change in deferred tax liabilities of $0.5 million. The change in operating assets and liabilities and related changes from the prior period primary relate to acquisition of LNHC, Inc. See Note 3—“Acquisition of LNHC, Inc.” to the accompanying condensed consolidated financial statements for additional detail.

For the nine months ended September 30, 2024, the Company incurred a net loss of $6.0 million and net cash flows used in operating activities was $5.1 million. The cash flow used in operating activities was primarily due to net loss, offset by stock-based compensation expense of $1.3 million, amortization of debt discount of $0.6 million, and a change in accounts payable of $0.6 million, offset by a change in prepaid expenses of $0.9 million, a change in accrued expenses of $0.3 million, and a gain on default judgment of $0.4 million.

Net Cash Provided By Investing Activities

For the nine months ended September 30, 2025, net cash flow provided by investing activities related to the LNHC acquisition of $2.8 million. See Note 3—“Acquisition of LNHC, Inc.” to the accompanying condensed consolidated financial statements for additional detail.

The Company neither received nor used cash in investing activities during the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2025, net cash flows provided by financing activities were $27.3 million resulting from net proceeds from the PIPE Financing of $27.3 million, proceeds from loans of $0.7 million, proceeds from stock option exercises of $0.1 million, offset by payment on loans of $0.8 million.

For the nine months ended September 30, 2024, net cash flows provided by financing activities were $6.3 million resulting from net proceeds from common stock issued for cash of $6.0 million, proceeds from loans of $0.7 million, partially offset by payment of rescission on stock of $0.2 million and payments on loans of $0.2 million.

Capital Requirements

The Company may utilize its available financial resources sooner than it currently expects. The Company will need to raise additional capital in the future if it decides to expand its business, to develop other product candidates, or to pursue strategic investments or acquisitions, and it may consider raising additional capital to take advantage of favorable market conditions or financing opportunities or for other reasons.

Our future capital requirements will depend on many factors, including, but not limited to:

●	The level of sales achieved from the commercialization of ZELSUVMI for the treatment of molluscum contagiosum;

●	the costs of commercializing ZELSUVMI, including our business development and marketing efforts;

●	the effect of competing products and other market developments;

●	the extent to which the Company acquires or seeks to develop other product candidates;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property and proprietary rights, and

●	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company.

The Company anticipates that its principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

For additional information, see Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements. Although the Company believes that its estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

While our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, the Company believes that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of its consolidated financial statements and understanding and evaluating our reported financial results.

Business Acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting in accordance with ASC 805, Business Combinations. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price. Under ASC 805, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires the Company to make estimates and assumptions related to the estimated fair values of net assets acquired, which require significant management judgment.

●	The goodwill arising from the Merger is primarily attributable to expected synergies. The goodwill will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, and thus represent Level 3 fair value measurements.

●	The fair value of developed technology was estimated using the “multi-period excess earnings” method, an income approach that considers the net cash flows expected to be generated by the intangible asset by excluding any cash flows related to contributory assets. Significant assumptions include the expected useful life of the patent, contributory asset charges and the concluded discount rate. The developed technology will be amortized on a straight-line basis over an estimated useful of 12.2 years.

●	The fair value of the Sato licensing agreement was estimated using the “relief from royalty” method, an income approach that considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the technology. Significant assumptions include the royalty rate, forecasted cash flows of the license agreement and concluded discount rate. The Sato licensing agreement will be amortized on a straight-line basis over an estimated useful of 13.0 years.

●	The fair value of the inventory was estimated using the top/down method that considers the estimated selling price, costs to complete, disposal costs, profit margin on disposal effort, and holding costs. Significant assumptions include management's estimates for the selling price and the costs to be incurred related to the disposal effort of the inventory.

●	The fair value of the Reedy Creek liability was estimated using the income approach that considers the royalties based on sales of ZELSUVMI. Significant assumptions include the management's revenue forecast, royalty rate, and concluded discount rate.

●	Deferred taxes were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to intangible assets and inventory.

See Note 3 — “Acquisition of LNHC, Inc.” in the notes to our condensed consolidated financial statements for additional detail.

Revenue Recognition

Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

Net Product Revenues

The Company sells ZELSUVMI to three wholesalers and one specialty distributor in the United States. The three wholesalers and one specialty distributor are considered the Company's customers for accounting purposes.

Revenue from product sales is recognized when the customer obtains control of the Company's product, which typically occurs on delivery. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of prompt-pay discounts, customer fees, government rebates, co-payment assistance and payor rebates and administration fees for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect net product sales and earnings in the period such estimates are adjusted. These items, as applicable based on current contractual agreements and obligations on behalf of the Company, include prompt pay discounts, customer fees, co-pay assistance, government rebates, payor rebates and administration fees.

License and Collaboration Revenues

The Company has one agreement related to a license of intellectual property to a third party. Per ASC 606 the Company determines if there are distinct performance obligations identified in the arrangement. The Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company’s management utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the estimated performance period and the appropriate method of measuring progress during the performance period for purposes of recognizing revenue.

The Company re-evaluates the estimated performance period and measure of progress for each reporting period and, if necessary, adjusts related revenue recognition accordingly. These arrangements often include milestone as well as royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements from our payments to the collaboration partner. Because of the risk that products in development will not receive regulatory approval, the Company does not recognize any contingent payments until regulatory approval becomes probable. Future sales-based royalties are not recorded until the subsequent sale occurs.

Inventory

The Company measures inventory using the first-in, first-out method and values inventory at the lower of cost or net realizable value. Inventory value includes costs related to materials, manufacturing, labor, conversion and overhead expenses. The Company adjusts its inventory for potentially obsolete inventory. The adjustment for obsolescence is generally an estimate of the value of inventory that is expected to expire in the future based on projected sales volume and product expiration or expected sell-by dates. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory and make estimates regarding future product sales.

Prior to obtaining initial regulatory approval for ZELSUVMI in January 2024, inventory costs related to the production of pre-launch inventory were expensed as research and development costs. Subsequent to January 5, 2024, the date of the FDA’s approval of ZELSUVMI, inventory costs were capitalized by LNHC. As part of the Merger, certain inventoried items were revalued subject to ASC 805.

See Note 3 — “Acquisition of LNHC, Inc.” in the notes to our condensed consolidated financial statements for additional detail.

Intangible Assets, Net and Goodwill

Intangible assets represent certain identifiable intangible assets, including product rights consisting of pharmaceutical product licenses and patents. Amortization for pharmaceutical products licenses is computed using the straight-line method based on the lesser of the term of the agreement and the useful life of the license. Amortization for pharmaceutical patents is computed using the straight-line method based on the useful life of the patent.

Definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. In the event impairment indicators are present or if other circumstances indicate that an impairment might exist, then management compares the future undiscounted cash flows directly associated with the asset or asset group to the carrying amount of the asset group being determined for impairment. If those estimated cash flows are less than the carrying amount of the asset group, an impairment loss is recognized. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Considerable judgment is necessary to estimate the fair value of these assets; accordingly, actual results may vary significantly from such estimates.

Indefinite-lived intangible assets, including goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis on July 1 or when events or changes in circumstances indicate evidence that a potential impairment exists, using a fair value-based test.

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level at least annually, or more frequently if an event occurs indicating the potential for impairment. During a goodwill impairment review, management performs an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, management determines that it is not more likely than not that the fair value of reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. The Company did not identify indicators of impairment for goodwill during the three months ended September 30, 2025.

Fair Value Measurements and Fair Value of Financial Instruments

The Company determines fair value, per ASC 820, based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Reedy Creek Purchase Agreement

The Company has determined that the Reedy Creek Purchase Agreement is within the scope of ASC 730-20, Research and Development Arrangements (“ASC 730-20”), and that there has not been a substantive and genuine transfer of risk related to the Reedy Creek Purchase Agreement. As of the LNHC Acquisition date, the Reedy Creek liability was measured at fair value. This long-term liability is subsequently measured at amortized cost using the prospective effective interest method described in ASC 835-30, Imputation of Interest (“ASC 835-30”). The effective interest rate is calculated by forecasting the expected cash flows to be paid over the life of the liability relative to its fair value as of the LNHC Acquisition date. The effective interest rate is recalculated in each reporting period as the difference between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. The carrying value of the Reedy Creek liability is made up of the opening balance, which is increased by accrued interest expense, and decreased by any cash payments made to Reedy Creek during the period to arrive at the ending balance.

See Note 7 — “Reedy Creek Liability” in the notes to our condensed consolidated financial statements for additional detail.

July 1, 2025 Royalty Agreements

Certain PIPE investors were a party to the ZELSUVMI Royalty Agreement. Other PIPE investors were a party to the Channel Products Royalty Agreement. Further, certain PIPE investors were not a party to either royalty agreement. As the PIPE investment and royalty agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value. The Company will account for royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.

At the effective date of the royalty agreements, the effective annual interest rate of the financing was estimated and contains significant assumptions that affect both the amount recorded at the effective date and the interest expense that will be recognized over the term of the royalty agreements. The Company periodically assesses the estimated royalty payments and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments and the amount of interest expense recorded by the Company over the term. Such factors include, but are not limited to, volumes of revenue generated by ZELSUVMI, delays or discontinuation of development and commercialization of Channel Covered Products, regulatory approvals, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authorities placing restrictions on the use of the drug products, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both revenues and interest expense.

See Note 8 — “License and Other Agreements” in the notes to our condensed consolidated financial statements for additional detail.

Off -Balance Sheet Arrangements

During the nine months ended September 30, 2025 and 2024, the Company did not have, and it does not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, third-party license agreements, including licenses and long-term manufacturing agreements.

As described above, the Company's wholly owned subsidiary, LNHC, was formed in September 2023 to execute the Ligand acquisition of certain assets and liabilities from Novan in a 363 transaction. Per the 363 transaction, certain Novan agreements were assumed by LNHC and as of the Merger as of July 1, 2025, LNHC had certain rights and obligations related to various agreements.

Ligand Pharmaceuticals Inc.

On March 24, 2025, LNHC (i) assigned its rights to its intellectual property portfolio to Ligand (the “Assignment Agreement”); (ii) entered into an Exclusive License and Sublicense Agreement with Ligand (the “ZELSUVMI License”), pursuant to which Ligand licensed to LNHC the intellectual property rights necessary to make, use, sell or offer to sell ZELSUVMI for the treatment of molluscum contagiosum in humans worldwide, except for Japan; and (iii) entered into a Master Services Agreement For Product Supply (the “Ligand MSA”). In addition, on July 1, 2025, LNHC and Ligand entered into a Transition Services Agreement (the “Ligand TSA”).

Ligand Assignment Agreement

On March 24, 2025, LNHC assigned all of its intellectual property rights, including patents, to Ligand. The Assignment Agreement covered all assets within the NITRICIL patent portfolio and other nitric oxide releasing compounds previously held by LNHC. Historically, Novan and LNHC, through the 363 transaction, acquired exclusive rights to intellectual property, including those that were ultimately developed into the specific library of NITRICIL compounds, pursuant to license agreements with the University of North Carolina at Chapel Hill (“UNC”), entered into in July 2007 and October 2009, which were subsequently amended, restated and consolidated in June 2012 (the “UNC License Agreement”). Under the UNC License Agreement, Novan, and subsequently LNHC, was granted an exclusive, worldwide license, with the ability to sublicense, to develop and commercialize products utilizing the licensed intellectual property. Novan and LNHC amended the UNC License Agreement multiple times since June 2012 to both expand the scope of licensed patents to cover additional nitric oxide technologies and to modify certain regulatory and/or commercial milestones under the UNC License Agreement. The Assignment Agreement assigned all of these rights, patents and intellectual property to Ligand.

As of September 30, 2025 the last to expire patent related to ZELSUVMI originating from the UNC License Agreement, described below, is May 2026. Prior to the Assignment Agreement, LNHC had progressed the development of that in-licensed intellectual property portfolio from the UNC License Agreement and obtained 12 U.S. patents, in addition to two U.S. patents obtained with the original UNC License Agreement, resulting in a total of 14 issued U.S. patents covering ZELSUVMI. These 14 U.S. patents are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial FDA approval of ZELSUVMI, LNHC applied for 1,280 days of patent term extension (“PTE”), for the U.S. patent covering ZELSUVMI compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.

Ligand Royalty Agreement

Under the terms of the ZELSUVMI License, Ligand is entitled to (i) a 13% royalty on worldwide sales, excluding, Japan, of ZELSUVMI prior to the expiration of the initial royalty term, defined as on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patent rights that are included in the specified intellectual property and that cover the licensed product; (ii) a 10.4% royalty on worldwide sales, excluding, Japan, of ZELSUVMI after the expiration of the initial royalty term; (iii) upon the first commercial sale of the Zelsuvmi, a $5.0 million milestone; (iv) upon the occurrence obtaining a threshold of $35 million in aggregate net sales during four consecutive calendar quarters, a $5.0 million milestone; and (vi) 30% of all non-royalty sublicense income received by the Company or its affiliates from any sublicensee. The first commercial sale milestone has been accrued within accrued expenses on the condensed consolidated balance sheets as of September 30, 2025.

Ligand may terminate the ZELSUVMI License on 30 days’ prior notice to the Company if (i) the Company fails to launch ZELSUVMI in the U.S. by December 31, 2025; (ii) the Company fails to use commercially reasonable efforts to enter into an agreement with a third-party to commercialize ZELSUVMI in France, Germany, Italy, Spain and the United Kingdom by September 30, 2026; or (iii) the Company or its affiliates or potential sublicensee fails to receive regulatory approval for ZELSUVMI in France, Germany, Italy, Spain and the United Kingdom by March 31, 2027.

Under the ZELSUVMI License agreement, the Company is also obligated to satisfy certain contractual obligations pursuant to the license agreements with the University of North Carolina at Chapel Hill (“UNC”), entered into in July 2007 and October 2009 by Novan, which were subsequently amended, restated and consolidated in June 2012 (the “UNC License Agreement”), were assumed during the Novan 363 transactions and assigned to Ligand on March 24, 2025 by LNHC.

The UNC License Agreement is described below. The Company obligations regarding the UNC License Agreement include satisfying all payment obligations, due diligence, reporting, information, inspection and recordation obligations of Ligand under the UNC license agreement.

In addition, the Company also has development rights for a period of 1 year commencing on the effective date of the ZELSUVMI License, to negotiate in good faith a development and funding agreement the Company to obtain rights to develop and commercialize the product program designated by Ligand as SB207. If the Parties are unable to enter into a mutually agreeable development and funding agreement within 1 year of the effective date, of the ZELSUVMI License, the Company will have no further rights to the SB207 program.

Ligand Master Services Agreement

On March 24, 2025, LNHC and Ligand entered into the Ligand MSA under which Ligand, or related parties, may contract with LNHC for LNHC to provide Ligand active pharmaceutical ingredients for clinical or commercial use related to NITRICIL technology. In addition, the agreement also allows Ligand to require LNHC to provide manufacturing technology transfer services, if requested by Ligand, for products utilizing NITRICIL technology other than ZELSUVMI for the treatment of molluscum contagiosum in humans, to a potential third-party manufacturer.

Ligand Transition Services Agreement

On July 1, 2025, LNHC and Ligand entered into the Ligand TSA under which Ligand and LNHC could provide certain services to the other party related to supportive activities for intellectual property, R&D, or regulatory services provide by the Company to Ligand, or for certain administrative functions to be provided to the Company by Ligand. The TSA governs the nature of the activities of work, their scope, and the amounts be the charged to either party based on services performed.

UNC License Agreement

The UNC License Agreement currently requires the Company to pay UNC up to $250,000 in regulatory and commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees. In addition, the Company is obligated to reimburse UNC for reasonable prosecution and maintenance costs related to intellectual property. The UNC License Agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country.

UNC may terminate the agreement or render the license granted thereunder non-exclusive for material breach of the agreement that remains uncured after 90 days of receipt of written notice thereof from UNC and may also terminate the agreement or render the license granted thereunder non-exclusive upon providing written notice for bankruptcy or insolvency-related events within 30 days of the occurrence of such events.

The Company is generally required by the various licensing agreements to reimburse the licensor for certain legal and other patent related costs.

July 1, 2025 Royalty Agreements

As an inducement to enter into the Securities Purchase Agreement, Note 1 — “Organization and Description of Business” for detail, on July 1, 2025 the Company entered into a Purchase and Sale Agreement with Nomis RoyaltyVest LLC (“NRV”) (the “ZELSUVMI Royalty Agreement”), pursuant to which the Company sold to NRV all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments for ZELSUVMI and all accounts with respect thereto. The purchase price was $1,000.

Under the terms of the ZELSUVMI Royalty Agreement, prior to the expiration of the initial royalty term NRV will receive (i) a 1.5% royalty on net sales of ZELSUVMI worldwide, other than in Japan; and (ii) 3.46% of non-royalty sublicensing payments received by the Company for its sublicensing of rights to ZELSUVMI, and after the expiration of the initial royalty term, NRV will receive (i) a 1.2% royalty on net sales of ZELSUVMI worldwide, other than in Japan; and (ii) 3.46% of non-royalty sublicensing payments received by LNHC for its sublicensing of rights to ZELSUVMI. The initial royalty term is defined as, on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patents that cover the ZELSUVMI.

On July 1, 2025, the Company and NRV, Ligand, and Madison Royalty LLC, a Colorado limited liability company (“Madison”, being formed on behalf of certain of the legacy Channel directors and management team with the Company’s Chief Financial Officer as the sole and managing member as of September 30, 2025), entered into a Purchase and Sale Agreement (the “Channel Products Royalty Agreement”), pursuant to which the Company sold to each of NRV, Ligand, and Madison, and each of NRV, Ligand, and Madison purchased, all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments all accounts related to or utilizing the covered products, as defined within that agreement (the “Channel Covered Products”). The purchase price was $1,000.

Under the terms of the Channel Products Royalty Agreement, (A) prior to the expiration of the Initial Royalty Term, (i) NRV will receive a 5.3% royalty, Ligand will receive a 1.7% royalty and Madison will receive a 1.5% royalty on Net Sales (as defined in the Channel Products Royalty Agreement) of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide; and (B) after the expiration of the Initial Royalty Term, (i) NRV will receive a 4.24% royalty, Ligand will receive a 1.36% royalty and Madison will receive a 1.2% royalty on Net Sales of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide. The Initial Royalty Term is defined as, on a country-by-country basis, the period of time commencing on the Effective Date and continuing until the expiration or termination of the last to expire valid claim of the patents that cover the Channel Covered Products.

Sato Agreement

On January 12, 2017, Novan entered into a license agreement, and related first amendment with Sato, relating to SB204, its drug candidate for the treatment of acne vulgaris in Japan (the “Sato Agreement”). Pursuant to the Sato Agreement, Novan granted to Sato an exclusive, royalty-bearing, non-transferable right and license under certain of Novan’s intellectual property rights, with the right to sublicense with Novan's prior written consent, to develop, use and sell products in Japan that incorporate SB204 in certain topical dosage forms for the treatment of acne vulgaris, and to make the finished form of such products.

On October 5, 2018, Novan and Sato entered into the second amendment (the “Sato Amendment”) to the Sato Agreement (collectively, the “Amended Sato Agreement”). The Sato Amendment expanded the Sato Agreement to include SB206, Novan's drug candidate for the treatment of viral skin infections. Pursuant to the Amended Sato Agreement, Novan granted to Sato an exclusive, royalty-bearing, non-transferable license under certain of its intellectual property rights, with the right to sublicense with Novan’s prior written consent, to develop, use and sell products in Japan that incorporate SB204 or SB206 in certain topical dosage forms for the treatment of acne vulgaris or viral skin infections, respectively, and to make the finished form of such products.

Novan or its designated contract manufacturer was to supply study materials to Sato for use in the development of SB204 and SB206 in the licensed territory. The rights granted to Sato did not include the right to manufacture the API of SB204 or SB206; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which the Novan or its designated contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory. Under the terms of the Amended Sato Agreement, Novan also had exclusive rights to certain intellectual property that may be developed by Sato in the future, which Novan could choose to use for its own development and commercialization of SB204 or SB206 outside of Japan.

The term of the Amended Sato Agreement (and the period during which Sato must pay royalties under the amended license agreement) expires on the twentieth anniversary of the first commercial sale of a licensed product in the licensed field in the licensed territory (adjusted from the tenth anniversary of the first commercial sale in the Sato Agreement). The term of the Amended Sato Agreement may be renewed with respect to a licensed product by mutual written agreement of the parties for additional two-year periods following expiration of the initial term. All other material terms of the Sato Agreement remain unchanged by the Sato Amendment.

Sato is responsible for funding the development and commercial costs for the program that are specific to Japan. Novan was obligated to perform certain oversight, review and supporting activities for Sato, including: using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the United States and sharing all future scientific information Novan may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206; and participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, Novan has granted Sato the option to use the Novan’s trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to the Novan’s approval of such use.

Prior to the Merger on July 1, 2025, on March 24, 2025, LNHC assigned the Sato Agreement to Ligand, however, LNHC assumed certain contractual liabilities and obligations under the Sato Agreement and certain ancillary and supportive agreements related to the Sato Agreement. In consideration of LNHC addressing these contractual obligations, Ligand is obligated to pass-through all future payments received from Sato to LNHC.

Reedy Creek

On April 29, 2019, Novan entered into a royalty and milestone payments purchase agreement (the “Reedy Creek Purchase Agreement”) with Reedy Creek, pursuant to which Reedy Creek provided funding to Novan in an amount of $25.0 million for it to pursue the development, regulatory approval and commercialization activities (including through out-license agreements and other third-party arrangements) for SB206, a topical gel with anti-viral properties being developed as a treatment for molluscum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis. If Novan were to have successfully commercialized any such product, following regulatory approval, it was obligated to pay Reedy Creek a low single digit royalty on net sales of such products in the United States, Mexico or Canada.

Pursuant to the Reedy Creek Purchase Agreement, Novan was obligated to pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by Novan pursuant to any out-license agreement for SB204, SB206 or SB414 in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by Novan to third parties pursuant to any agreements under which Novan had in-licensed intellectual property with respect to such products in the United States, Mexico or Canada. The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by Novan pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB204 and SB414.

However, the agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by Novan (but not royalty payments received by Novan) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If Novan decided to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, Novan will only be obligated to pay Reedy Creek a low single digit royalty on net sales of such products.

On March 24, 2025, LNHC assigned its rights to its intellectual property portfolio to Ligand. In addition, LNHC and Ligand also entered into an agreement that clarified the nature of on-going obligations related to the Reedy Creek Purchase Agreement. Based on that letter agreement dated March 24, 2025, LNHC is obligated and responsible for satisfying all obligations with respect to the Reedy Creek Purchase Agreement for SB206 (ZELSUVMI), whereas Ligand will be responsible for satisfying all obligations related to the SB204 and SB414 product candidates, if and when they are developed. Obligations under the Reedy Creek Agreement that arise from any non-SB206 (ZELSUVMI) asset will be satisfied by Ligand. As of the July 1, 2025 Merger, the Company is obligated to pay Reedy Creek amounts due, per the Reedy Creek Purchase Agreement, related to SB206 (commercially known as ZELSUVMI).

Facility Lease Agreement

On January 18, 2021, the Company entered into a lease with an initial term expiring in 2032, as amended for 19,265 rentable square feet, located in Durham, North Carolina. This lease dated as of January 18, 2021, as amended (the “TBC Lease”), is by and between the Company and Copper II 2020, LLC (the “TBC Landlord”), pursuant to which the Company is leasing space serving as its corporate headquarters and primary API manufacturing site (the “Premises”) located within the Triangle Business Center. The lease executed on January 18, 2021, as amended, was further amended on November 23, 2021 to expand the Premises by approximately 3,642 additional rentable square feet from 15,623 rentable square feet.

The TBC Lease commenced on January 18, 2021 (the “Lease Commencement Date”). Rent under the TBC Lease commenced in October 2021 (the “Rent Commencement Date”). The term of the TBC Lease expires on the last day of the one hundred twenty-third calendar month after the Rent Commencement Date. The TBC Lease provides the Company with one option to extend the term of the TBC Lease for a period of 5 years, which would commence upon the expiration of the original term of the TBC Lease, with base rent of a market rate determined according to the TBC Lease; however, the renewal period was not included in the calculation of the lease obligation as the Company determined it was not reasonably certain to exercise the renewal option.

The monthly base rent for the Premises is approximately $39,000 for months 1-10 and approximately $49,000 for months 11-12, per the second amendment to the primary lease. Beginning with month 13 and annually thereafter, the monthly base rent will be increased by 3%. Subject to certain terms, the TBC Lease provided that base rent was abated for three months following the Rent Commencement Date. The Company is obligated to pay its pro-rata portion of taxes and operating expenses for the building as well as maintenance and insurance for the Premises, all as provided for in the TBC Lease.

Pursuant to the terms of the TBC Lease, the Company delivered to the TBC Landlord a letter of credit in the amount of $583,000, as amended, as collateral for the full performance by the Company of all of its obligations under the TBC Lease and for all losses and damages the TBC Landlord may suffer as a result of any default by the Company under the TBC Lease.

Contract Manufacturing Agreement

In February 2025, LNHC entered into a non-exclusive Contract Management Agreement with Orion to manufacture and assemble various components related to the ZELSUVMI commercial drug product, including the final fill/finish process and product packaging. This agreement has an initial period of five years, with automatic two-year renewal periods thereafter, unless a notice of non-renewal is provided by either party. This commercial supply agreement includes customary terms governing the manufacture of the ZELSUVMI drug product, including but not limited to, a quality agreement governing the manufacture and quality control of the drug product, required periodic forecasting and demand planning/production scheduling, periodic non-binding, and binding purchase commitments, including minimums, and pricing and cost parameters.

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

The Company currently does not have strategy or development plans for the Spray Formulations licensed from Benuvia.

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

We closed the LNHC, Inc. acquisition on July 1, 2025 and have excluded the internal control over financial reporting of LNHC, Inc. from the scope of our assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2025. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

As noted above, on July 1, 2025, we completed the LNHC, Inc. acquisition. We are in the process of integrating the operations of LNHC, Inc. into our overall internal control over financial reporting process. This process may result in additions or changes to our internal control over financial reporting.

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

Kopfli Matter

On February 14, 2024, Chromocell’s board of directors received a demand letter from an attorney representing Chromocell Holdings and its former Chief Executive Officer and former Chief Strategy Officer, Mr. Christian Kopfli, who was released for “cause.” Mr. Kopfli alleged an improper termination for “cause” and claimed to seek monetary damages in the amount of $479,169. Of the $479,169 asserted by Mr. Kopfli, as of September 30, 2024, Chromocell had accrued $363,091 in compensation expenses associated with Mr. Kopfli’s prior employment with Chromocell. However, Chromocell believed the assertions made by Mr. Kopfli were without merit and commenced a lawsuit against Mr. Kopfli and Chromocell Holdings in the Supreme Court for the State of New York, County of New York on June 7, 2024 (Index No. 652917/2024, the “New York Action”), asserting causes of action against Mr. Kopfli for breach of the Employment Agreement entered into on January 10, 2023 between Chromocell and Mr. Kopfli, breach of fiduciary duty by Mr. Kopfli, as well as breach of contract against Chromocell Holdings. Chromocell also asserted a “faithless servant” claim against Mr. Kopfli, seeking a ruling that Mr. Kopfli was not entitled to compensation from Chromocell. Chromocell sought monetary damages against Mr. Kopfli and Chromocell Holdings in the New York Action, plus disgorgement of all compensation previously paid or accrued to Mr. Kopfli by Chromocell.

By Order dated October 3, 2024, the court in the New York Action awarded Chromocell a default judgment against Mr. Kopfli and Chromocell Holdings on all claims. On October 7, 2025, following an inquest held before the Court regarding Chromocell’s damages, a judgment was entered in favor of Chromocell and against Mr. Kopfli and Chromocell Holdings, jointly and severally, in the amount of $17,950,810, as well as additional damages against Mr. Kopfli in the amount of $348,461. As of June 30, 2025, the Company has removed the accrual of $348,461 in compensation expenses.

Lang Demand Letter

On July 24, 2025, the Company received a demand latter (the “Lang Demand Letter”) from an attorney representing Dr. Eric Lang, the former Chief Medical Officer of the Company. The Lang Demand Letter asserts that the Company breached Dr. Lang’s employment contract with the Company and violated Dr. Lang’s rights under New Jersey wage and hour laws and the federal Consolidated Omnibus Budget Reconciliation Act. The Lang Demand Letter asserts potential liability of as much as $1,008,095, an amount that includes liquidated damages of $640,000 that the Company believes are unavailable under applicable law. The Company has settled the matter without payment of any liquidated damages. The Company believes that this matter has been full resolved.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In conjunction with the consummation of the Merger, the Company closed the PIPE Financing pursuant to the Securities Purchase Agreement executed concurrently with the Merger Agreement, by and among the Company, and the PIPE Investors. At the closing of the PIPE Financing, which occurred immediately prior to the Effective Time, the Company issued an aggregate of 50,100 shares of Series A Preferred Stock to the PIPE Investors for gross proceeds of approximately $50.1 million, consisting of approximately $50.0 million in cash and the conversion of approximately $0.1 million of principal and interest under an outstanding convertible note.

Each share of Series A Preferred Stock is convertible into shares Common Stock, subject to certain beneficial ownership limitations, including a 49.9% cap for Ligand and a 4.99% cap for other PIPE Investors. Immediately following the PIPE Financing, certain PIPE Investors converted 23,810 shares of Series A Preferred Stock into an aggregate of 2,381,000 shares of Common Stock (after giving effect to the Reverse Stock Split).

The Securities Purchase Agreement also provides the PIPE Investors with customary rights, including participation rights in future financings, anti-dilution protections, and registration rights pursuant to a Registration Rights Agreement entered into on the Merger Closing Date. The Company is obligated to file a resale registration statement with the SEC covering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on July 1, 2025 (Name Change Certificate of Amendment) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2025)
3.2	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on July 1, 2025 (Reverse Stock Split Certificate of Amendment) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2025).
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on July 1, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2025).
3.4	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on July 17, 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 25, 2025 (Registration No. 333-288980)).
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on November 8, 2024 (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2024).
4.1	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).
3.6	Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2025).
10.1	Agreement and Plan of Merger by and among Pelthos Therapeutics Inc., CHRO Merger Sub Inc., LNHC, Inc. and Ligand Pharmaceuticals Incorporated, dated as of April 16, 2025. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025).

10.2	Merger Agreement Waiver, dated as of July 1, 2025, by and among Channel Therapeutics Corporation, CHRO Merger Sub Inc., LNHC, Inc. and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).

10.3	Securities Purchase Agreement by and among Pelthos Therapeutics Inc., LNHC Inc., and each of the investors thereto, dated as of April 16, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025).
10.4	Form of Lock-Up Agreement (Pelthos’s executive officers and directors) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025).
10.5	Form of Lock-Up Agreement (certain investors who have entered the Securities Purchase Agreement) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025).
10.6	Form of Lock-Up Agreement (certain investment company) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025).
10.7	Form of Lock-Up Agreement (Nomis Bay, Ligand and other investors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025).
10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025).
10.9	Marcum Letter, dated as of April 17, 2025 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2025).
10.10	Pelthos Therapeutics Amended and Restated 2023 Equity Incentive Plan. (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.11	Merger Agreement Waiver, dated as of July 1, 2025, by and among Channel Therapeutics Corporation, CHRO Merger Sub Inc., LNHC, Inc. and Ligand Pharmaceuticals Incorporated. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.12	Amendment No. 1 to Securities Purchase Agreement, dated as of July 1, 2025, by and among Channel Therapeutics Corporation, LNHC Inc., and each of the investors thereto. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.13	Contribution Agreement, dated as of July 1, 2025, by and between Channel Therapeutics Corporation and Channel Pharmaceutical Corporation. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.14	Intellectual Property Assignment and Assumption Agreement, dated as of July 1, 2025, by and between Channel Therapeutics Corporation and Channel Pharmaceutical Corporation. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.15	Purchase and Sale Agreement, dated as of July 1, 2025, by and among Channel Therapeutics Corporation and LNHC, Inc., as the Seller Parties and Nomis RoyaltyVest LLC, as the Purchaser. (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.16	Purchase and Sale Agreement, dated as of July 1, 2025, by and among Channel Therapeutics Corporation and Channel Pharmaceutical Corporation, as the Seller Parties and Nomis RoyaltyVest LLC, Ligand Pharmaceuticals Incorporated and Madison Royalty LLC, as the Purchasers. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.17	Executive Employment Agreement, dated July 1, 2025, between Pelthos Therapeutics Inc. and Scott Plesha. (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.18	Executive Employment Agreement, dated July 1, 2025, between Pelthos Therapeutics Inc. and Francis Knuettel II. (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.19	Executive Employment Agreement, dated July 1, 2025, between Pelthos Therapeutics Inc. and Sai Rangarao. (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).

10.20	Employee Lease Agreement, dated July 1, 2025, by and between Ligand Pharmaceuticals Incorporated and Pelthos Therapeutics Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.21	Transition Services Agreement, dated July 1, 2025, by and between Ligand Pharmaceuticals Incorporated and LNHC, Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).
10.22	Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).
10.23	License Agreement dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 16, 2025).
10.24	First Amendment to License Agreement dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.25	Second Amendment to License Agreement dated October 5, 2018, by and between Novan, Inc. and Sato Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.26	Royalty and Milestone Payments Purchase Agreement dated April 29, 2019, by and between Novan, Inc. and Reedy Creek Investments LLC. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.27	Amendment, Assignment and Assumption Agreement dated September 11, 2023, by and between Novan, Inc., LNHC, Inc. and Reedy Creek Investments LLC. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.28	Amended, Restated and Consolidated License Agreement dated June 27, 2012, by and between The University of North Carolina at Chapel Hill and Novan, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.29	First Amendment to Amended, Restated and Consolidated License Agreement dated as of November 20, 2012, between The University of North Carolina at Chapel Hill and Novan, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.30	Second Amendment to Amended, Restated and Consolidated License Agreement dated April 12, 2016, by and between The University of North Carolina at Chapel Hill and Novan, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.31	Third Amendment to Amended, Restated and Consolidated License Agreement dated November 1, 2018, by and between The University of North Carolina at Chapel Hill and Novan, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.32	Fourth Amendment to Amended, Restated and Consolidated License Agreement dated November 26, 2018, by and between The University of North Carolina at Chapel Hill and Novan, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.33	Fifth Amendment to Amended, Restated and Consolidated License Agreement dated October 27, 2021, by and between The University of North Carolina at Chapel Hill and Novan, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.34	Sixth Amendment to Amended, Restated and Consolidated License Agreement dated July 26, 2024, by and between The University of North Carolina at Chapel Hill and Novan, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).

10.35	Seventh Amendment to Amended, Restated and Consolidated License Agreement dated March 12, 2025, by and between The University of North Carolina at Chapel Hill and Novan, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.36	Lease dated January 18, 2021 by and between Copper II 2020, LLC and Novan, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.37	Second Amendment to Lease dated November 23, 2021 by and between Copper II 202, LLC and Novan, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.38	Third Amendment to Lease dated October 17, 2023 by and between TBC Stirrup Creek Owner LLC and LNHC, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.39	Contract Manufacturing Agreement dated February 12, 2025 by and between LNHC, Inc. and Orion Corporation. (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.40	Assignment Agreement dated March 24, 2025, by and between Ligand Pharmaceuticals Incorporated and LNHC, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.41	Master Services Agreement for Product Supply dated as of March 24, 2025, by and between Ligand Pharmaceuticals Incorporated and LNHC, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.42	Exclusive License and Sublicense Agreement dated March 24, 2025, by and between Ligand Pharmaceuticals Incorporated and LNHC, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).
10.43*	Securities Purchase Agreement, dated as of November 6, 2025, by and among Pelthos Therapeutics Inc. and each of the investors thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 7, 2025).
10.44	Pledge Agreement, dated as of November 6, 2025, by and among Pelthos Therapeutics Inc., as Pledgor, and Ligand Pharmaceuticals Incorporated, as Secured Party, in its capacity as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).
10.45	Registration Rights Agreement, dated as of November 6, 2025, by and among Pelthos Therapeutics Inc. and each of the buyers thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).
10.46	Form of Amended and Restated Lock-Up Agreement (Ligand and other investors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).
10.47	Amendment No. 1 to Purchase and Sale Agreement, dated as of November 6, 2025, by and among Channel Pharmaceutical Corporation and Pelthos Therapeutics Inc., as the Seller Parties, and Nomis RoyaltyVest LLC, Ligand Pharmaceuticals Incorporated and Madison Royalty LLC, as Purchasers (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).
10.48	Amendment No. 1 to Assignment Agreement, dated as of November 6, 2025, by and between Ligand Pharmaceuticals Incorporated, as Assignee, and LNHC, Inc., as Assignor (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).
10.49	Asset Purchase Agreement, dated as of November 6, 2025, by and between Pelthos Therapeutics Inc., as Purchaser, and Biofrontera Inc., as Seller (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed, with the SEC on November 7, 2025).
10.50	License and API Supply Agreement, effective as of November 6, 2025, by and among Pelthos Therapeutics Inc., Ferrer Internacional, S.A. and Interquim, S.A.U. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2025

Pelthos Therapeutics Inc.

By:	/s/ Scott Plesha
Name: Scott Plesha
Title: Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer)