Form 10-K
period 2025-12-31
Pelthos Therapeutics Inc.
filed 2026-03-19
CIK 1919246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒ For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number: 001-41964
Pelthos Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-3335449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4020 Stirrup Creek Drive, Suite 110
Durham, NC 27703

(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (919) 908-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	PTHS	The NYSE American LLC
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

Large accelerated filer	‘☐	Accelerated filer	‘☐
Non-accelerated filer	‘☒	Smaller reporting company	‘☒
		Emerging growth company	‘☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the second fiscal quarter, was approximately $6.7 million based on a closing price of $12.60 per share on such date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.
The registrant had 3,355,543 shares of its common stock outstanding as of March 11, 2026.
References in this Annual Report on Form 10-K to the “Company,” “Pelthos,” “we,” “us,” or “our” mean Pelthos Therapeutics Inc. unless otherwise expressly stated or the context indicates otherwise.
Documents Incorporated By Reference: None.

FORWARD-LOOKING STATEMENTS AND SUMMARY OF PRINCIPAL RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements are often identified by the use of words such as “believe,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “anticipate,” “intend,” “may,” “will,” “would,” “could,” “should,” “potential,” “predict,” “project,” or “estimate,” and similar expressions or variations. These statements are based on the beliefs and assumptions of management based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except as may be required by law, we undertake no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed below and under the section entitled “Risk Factors” in this Annual Report on Form 10-K and those discussed elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K.
The following summary briefly highlights the principal risks and uncertainties facing our business that could affect an investment in our common stock, par value $0.0001 per share (the “Common Stock”). A more complete statement of those risks and uncertainties is set forth in the section entitled “Risk Factors” in this Annual Report on Form 10-K. This summary is qualified in its entirety by that more complete statement:
- The report of the independent registered public accounting firm on our 2024 financial statements contained a going concern qualification. The report of the independent registered public firm on our 2025 financial statements does not contain a going concern qualification; however, if we are unable to maintain sustainable revenues, we may be unable to continue as a going concern.
- We have incurred significant losses since our inception.
- We have a limited operating history and history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
- We depend heavily on the commercial success of ZELSUVMI, which was approved by the FDA in January 2024, which we have only recently launched in the United States in July 2025.
- ZELSUVMI and any of our product candidates that receive regulatory approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
- If we are unable to establish effective sales, marketing and distribution capabilities for ZELSUVMI or any product candidate that may receive regulatory approval, we may not be successful in commercializing ZELSUVMI or our other product candidates if and when they are approved.
- ZELSUVMI or our product candidates may cause undesirable side effects or have other properties that could limit their commercial profile, expose us to product liability claims, delay or prevent regulatory approval of our product candidates or additional indications, or result in significant negative consequences following any additional marketing approval, any of which may adversely impact our business, financial condition, operating results and prospects.
- We face substantial competition, which may result in a smaller than expected commercial opportunity and/or other firms may discover, develop or commercialize products before or more successfully than we do.
- The commercial success of our products and product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.
- Our products may become subject to unfavorable third-party coverage or reimbursement policies, which would harm our business.
- The market for ZELSUVMI and our future product candidates may not be as large as we expect.
- The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
- Product liability lawsuits could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
- Delays or disruptions in our supply chain and manufacturing of our products, including ZELSUVMI, and potential product candidates could adversely affect our sales and marketing efforts and our development and commercialization timelines and could result in increased costs or in our breaching our obligations to others.
- We have limited experience in producing commercial scale products that utilize the NITRICIL technology, which was assigned to Ligand in March 2024, including the API, berdazimer sodium, used in the ZELSUVMI product.
- Unexpected results in the analysis of raw materials, the API or drug product or problems with the execution of or quality systems supporting the analytical testing work, whether conducted internally or by third-party service providers, could adversely affect our development and commercialization timelines and result in increased costs of potential development programs initiated by us.

- Our business involves the use of hazardous materials, and we face risks related to the handling of such materials and other regulations governing environmental safety. We and our third-party suppliers and manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
- The seasonal nature of our business may cause fluctuations in operations.
- We may be adversely affected by the effects of inflation or trade tariffs.
- We will rely on third parties to conduct any preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our future product candidates.
- Our employees, independent contractors, principal investigators, contract manufacturing organizations (“CMOs”), contract research organizations (“CROs”), consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could expose us to liability and hurt our reputation.
- We rely on in-licenses from third parties and with respect to the ZELSUVMI license, among other requirements, we are obligated to explore commercialization of ZELSUVMI in certain foreign jurisdictions and the licensor may terminate the license in the event that ZELSUVMI is not approved for sale in those jurisdictions by March 31, 2027.
- Third party intellectual property may prevent us from developing our potential products; our intellectual property may not prevent competition; and any intellectual property issues may be expensive and time consuming to resolve.
- If we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies similar to ours, and our ability to successfully sell our products and services may be impaired.
- Issued patents directed to the NITRICIL platform and technology could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
- Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing Ligand’s ability to protect our products, platform and technology on which we rely.
- We may be subject to claims challenging the inventorship of the patents and other intellectual property on which we rely.
- If we are unable to protect the confidentiality of our information and our trade secrets, the value of our technology could be materially and adversely affected and our business could be harmed.
- If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.
- Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize ZELSUVMI and may adversely affect the prices we may obtain and may have a negative impact on our business and results of operations.
- If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in which we participate, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
- We are subject to federal, state and foreign healthcare laws and regulations, including fraud and abuse laws.
- Changes in and actual or perceived failures to comply with applicable data privacy, security and protection laws, regulations, standards and contractual obligations may adversely affect our business, operations and financial performance.
- If plaintiffs bring product liability lawsuits against us or our partners, we or our partners may incur substantial liabilities and may be required to limit commercialization of our approved products and product candidates.
- We may also be subject to other laws and regulations not specifically targeting the healthcare industry.
- The occurrence of a catastrophic disaster could disrupt our business, damage our facilities beyond insurance limits, increase our costs and expenses, or we could lose key data which could cause us to curtail or cease operations.
- Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have an adverse impact on our results of operations and our market value.
- If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our Common Stock price and trading volume could decline.
- Our Common Stock is thinly traded and even a small number of shares sold could have a disparate impact on our share price.
- Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
- Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
- Cyber-security incidents, including data security breaches or computer viruses, could disrupt our services, damage our reputation, or cause our internal computer systems or those of our collaborators to fail.

PART I
Item 1. Business
Overview
Pelthos Therapeutics Inc. (the “Company”) is a bio-pharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens. The Company currently has three U.S. Food and Drug Administration (“FDA”) approved products in its commercial portfolio, in various stages of commercialization, including ZELSUVMITM, XEPI®, and XEGLYZE®.
The July 1, 2025 merger transaction between Channel Therapeutics Corporation (“Channel”) and LNHC, Inc. (“LNHC”), discussed below, resulted in Pelthos Therapeutics Inc. initially having (i) a commercially marketable product, ZELSUVMI for the treatment of molluscum contagiosum, which was launched in July 2025 shortly after the Merger (as defined below); (ii) a manufacturing facility, equipment and know-how to produce the active pharmaceutical ingredient (“API”) used in ZELSUVMI and the NITRICILTM technology platform; and (iii) clinical-stage assets which selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. In addition, during the fourth quarter of 2025 the Company acquired two additional FDA approved products to expand its commercial product portfolio.
Background
The Company was effectively formed on July 1, 2025 with the Merger of Channel and LNHC.
Channel Background
Chromocell Therapeutics Corporation (“Chromocell”) was incorporated in Delaware on March 19, 2021. On February 21, 2024, Chromocell completed the initial public offering of its Common Stock (“IPO”) on the NYSE American LLC (“NYSE American”).
On November 18, 2024, Chromocell merged with and into its wholly-owned subsidiary, Channel, a Nevada corporation, pursuant to an agreement and plan of merger, dated as of November 18, 2024, for the purposes of reincorporating Chromocell in Nevada. Concurrently with the closing of the reincorporation merger, the Company changed its name from “Chromocell Therapeutics Corporation” to “Channel Therapeutics Corporation”.
LNHC Background
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

Recent Business Updates
Venture Loan and Security Agreement
On January 12, 2026, the Company entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent (the “Venture Loan and Security Agreement”). The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million. The proceeds of the facility will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for the launch of two recently acquired products, working capital and general corporate purposes. The Company borrowed $30.0 million of the facility on January 12, 2026. The remaining $20.0 million of the facility may be borrowed upon the achievement by the Company of certain milestones set forth in the Venture Loan and Security Agreement.
Product Portfolio
ZELSUVMI TM (berdazimer) topical gel, 10.3% for the Treatment of Molluscum Contagiosum
ZELSUVMI (berdazimer) topical gel, 10.3% is a nitric oxide (NO) releasing agent indicated for the topical treatment of molluscum contagiosum in adults and pediatric patients one year of age and older. ZELSUVMI is the first FDA approved topically applied nitric oxide releasing agent indicated for the treatment of molluscum contagiosum in people ages one year and older and the first and only prescription medication FDA approved for use in non-medical settings that can be safely applied by patients, parents and caregivers. Molluscum contagiosum is a highly contagious viral skin infection that primarily affects children, immunocompromised adults and sexually active persons. The Company estimates that molluscum contagiosum infections afflict approximately 16 million people of all ages in the United States.
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
The Company has an exclusive license to use the NITRICIL Technology Platform as necessary to manufacture ZELSUVMI, as set forth in the license agreement between the Company and Ligand. The Company believes that the NITRICIL platform’s ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows the potential to improve patient outcomes in a variety of diseases. The Company believes that the FDA approval of ZELSUVMI has validated the NITRICIL technology platform’s ability to achieve stable, tunable and druggable delivery of nitric oxide on therapeutically and commercially important targets such as molluscum contagiosum.
Molluscum Contagiosum
Molluscum contagiosum is caused by a poxvirus and is a common skin infection seen by dermatologists, pediatric dermatologists, and pediatricians, with a prevalence estimated by management to be 16 million people in the United States and an annual incidence estimated by management to be 3-6 million. According to the Centers for Disease Control and Prevention (“CDC”), molluscum contagiosum infections are contagious and spread to others through contact with infected persons or contaminated objects such as towels, toys, furniture, swimming pools, and other surfaces. Children are the most vulnerable to molluscum contagiosum infections as are adults with weakened immune systems. In addition, molluscum contagiosum can be sexually transmitted.
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
XEPI® (ozenoxacin) Cream, 1% for the Treatment of Impetigo
In November 2025, the Company acquired XEPI (ozenoxacin) cream, 1% for the treatment of impetigo. The acquisition of this asset provided a complementary dermatology product to the Company’s portfolio anchored by ZELSUVMI.
XEPI is a novel FDA-approved non-fluorinated quinolone antimicrobial indicated for the topical treatment of impetigo due to Staphylococcus aureus or Streptococcus pyogenes in adult and pediatric patients two months of age and older. The Company believes XEPI addresses a critical unmet need in antibiotic-resistant skin infections caused by staph and strep infections, most commonly affecting children. Impetigo affects approximately 3 million people in the U.S. every year and is among the most common bacterial skin infections seen in pediatric offices.
The Company acquired the U.S. commercialization rights to XEPI, from Biofrontera, Inc. (“Biofrontera”) and an exclusive license agreement with Ferrer Internacional S.A. (“Ferrer”) and Interquim, S.A.U. (“Interquim”). XEPI was developed by Ferrer and Medimetriks Pharmaceuticals, Inc., and approved by the FDA in 2017. At the time of approval, XEPI was the first new novel treatment for impetigo in more than 10 years. Biofrontera had owned the U.S. rights to XEPI since 2019 but, has not been actively promoting the product.
XEPI, a new chemical entity, belongs to a new generation of non-fluorinated quinolones. In two Phase 3 pivotal studies, XEPI showed positive efficacy and appeared to be safe and well tolerated in both adult and pediatric populations aged 2 months and older. In addition, XEPI has demonstrated excellent in vitro antibacterial activity against pathologically relevant bacteria and clinical isolates of organisms with emerging resistance to methicillin-resistant s. aureus (“MRSA”). The Company believes XEPI represents a novel and important therapy for the topical treatment of impetigo.
The Company expects to commercially relaunch XEPI once certain manufacturing, supply chain, and regulatory activities are validated, implemented and completed, respectively. In addition, the Company will also need to implement its commercial marketing, trade and access strategy prior to the relaunch of XEPI, currently expected in late 2026.
Impetigo
Impetigo is a highly contagious bacterial skin infection most often caused by Staphylococcus aureus and/or Group A Streptococcus (Streptococcus pyogenes). It affects approximately 3 million people in the U.S. every year and is most common in children ages 2 to 5. Impetigo is among the most common bacterial skin infections seen in pediatric offices and spreads easily within families, in crowded settings, such as schools and childcare facilities.
Impetigo, a highly contagious bacterial skin infection commonly treated by Dermatologists and Pediatricians, most often affects infants, young children and those involved in close contact sports or living in enclosed environments. Impetigo is estimated to account for approximately 10% of the skin problems observed in pediatric clinics in the United States and is considered the most common bacterial skin infection.
XEGLYZE® (abametapir) for the Topical Treatment of Head Lice
In December 2025, the Company acquired XEGLYZE (abametapir) for the topical treatment of head lice. XEGLYZE is a pediculicide indicated for the topical treatment of head lice infestation in patients 6 months of age and older. The prescription medication was approved by the FDA in July 2020. The acquisition of this asset from Hatchtech Pty Ltd., an Australian biotech company, provided an additional complementary product to the Company’s portfolio. This acquisition will provide the Company the ability to commercialize XEGLYZE worldwide.
XEGLYZE is a novel, patent protected FDA-approved prescription medication indicated for the topical treatment of head lice infestation in patients 6 months of age and older. Abametapir, the active ingredient in XEGLYZE, inhibits metalloproteinases that have a role in physiological processes critical to egg development and survival of lice. The single, 10 minute application does not require nit combing and has sufficient volume in each bottle to treat either short or long hair.

The Company expects to commercially launch XEGLYZE once certain manufacturing, supply chain, and regulatory activities are validated, implemented and completed, respectively. In addition, the Company will also need to implement its commercial marketing, trade and access strategy prior to the launch of XEGLYZE, currently expected in 2027.
Head Lice
In the U.S., infestation with head lice is most common among preschool- and elementary-school age children and their household members and caretakers. An estimated 6 to 12 million infestations occur each year in the U.S. among children 3 to 11 years of age.
Merger Transaction
July 1, 2025 Merger
On July 1, 2025 (the “Merger Closing Date”), the Company consummated the previously announced merger transaction (the “Merger”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, CHRO Merger Sub, Inc. a Delaware Corporation and a wholly owned subsidiary of the Company (“Merger Sub”), LNHC, and solely for the purposes of Article III of the Merger Agreement, Ligand. Pursuant to the Merger Agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company and (ii) the Company’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc.
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
The shares of the Company’s Common Stock listed on NYSE American previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO,” commenced trading on NYSE American under the ticker symbol “PTHS,” on July 2, 2025. The Company’s Common Stock is represented by a new CUSIP number, 171126 204.
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

In general, a holder of shares of Series A Preferred Stock may not convert any portion of Series A Preferred Stock if the holder, together with its affiliates, would beneficially own more than 49.9% in the case of Ligand or 4.99% or 9.99%, in the case of the other PIPE Investors (the “Maximum Percentage”), of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%.
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
Net Proceeds from PIPE Financing
Certain PIPE Investors were a party to the ZELSUVMI Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “Royalty Agreements”) as described in Note 9 — “License and Other Agreements” in the notes to our consolidated financial statements. Further, certain PIPE Investors were not a party to the Royalty Agreements. As the PIPE Financing and Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company will account for future royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.
Effective January 1, 2025, LNHC entered into a bridge loan agreement with Ligand under which any amounts of cash transferred from Ligand to LNHC, or settlement of LNHC's expenses directly by Ligand, starting from January 1, 2025, were considered a loan from Ligand to LNHC. The maximum borrowing under the bridge loan agreement was $18.0 million (the “Ligand Bridge Note”). The repayment of the Ligand Bridge Note loan at the closing of the Merger was offset against Ligand’s funding commitment in the PIPE Financing. The balance of the Ligand Bridge Note was $12.7 million, resulting in $5.3 million of funding provided to the Company as of the Merger Closing Date as part of the PIPE Financing. In addition, on April 16, 2025, LNHC entered into a bridge loan agreement with two third-party lenders, part of the group of strategic investors who participated in the PIPE Financing, for an aggregate amount, including interest, of $6.1 million (the “April Bridge Note”). The repayment of the April Bridge Note at the closing of the Merger was offset against the strategic investors funding commitment in the PIPE Financing. In addition, as part of the Merger closing, a settlement of a related party note of $0.1 million and settlement of a third-party note with a professional services firm of approximately $1.5 million also occurred.

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
The Merger resulted in the Company having (i) a commercial product, ZELSUVMI; (ii) the facility, equipment and know-how to manufacture the API used in ZELSUVMI and the NITRICIL technology platform; and (iii) clinical-stage NaV1.7 assets.
Manufacturing Facility and NITRICIL Platform
The Company currently leases its primary operating facility, including 19,265 square feet of laboratory, current good manufacturing practices (“cGMP”) manufacturing, warehouse, storage and office space in Durham, North Carolina. The lease, dated January 18, 2021, as amended, has an initial term expiring in 2032, with an option to extend the term of the lease for a period of 5 years. This purpose-built facility was constructed to serve as the primary berdazimer sodium API manufacturing site. Berdazimer sodium is the API that is the backbone of the NITRICIL platform technology. Different concentrations of berdazimer sodium and different formulations of the finished drug product are what differentiates potential treatment options for various indications.
While the intellectual property rights for the NITRICIL technology platform were assigned by LNHC to Ligand prior to the Merger, the Company currently has the rights to the manufacturing facility, equipment and know-how to produce the API used in ZELSUVMI and any other products that may be developed by Ligand, Ligand affiliated parties or third-party licensees related to the NITRICIL technology platform. The MSA between Ligand and the Company provides Ligand, Ligand affiliated parties or third-party licensees with an ability to source commercial or developmental supply of API, while also providing the Company with the associated economics of the supply of such material.
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
The Company believes the NITRICIL technology platform has many other potential product candidates that could be further developed. Prior to the Merger, clinical work was performed in various indications, including, but not limited to, acne (SB204), atopic dermatitis and psoriasis (SB414), tinea pedis and onychomycosis (SB208) and external genital warts (SB207). Other than SB207, to which the Company has existing rights, the rights are owned by Ligand. Any further development of these assets will require the Company to produce and manufacture the API for use by Ligand, Ligand affiliated parties, third-party licensees or for our own account if we pursue SB207 or license any of the other programs.
NaV1.7 Pain Programs
Prior to the Merger, the Company had been developing new non-opioid therapeutics to alleviate pain. These programs selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to prevent or reduce the transmission of pain perception to the central nervous system (“CNS”). The goal of these programs is to develop a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system.
There are currently three pain programs developing therapeutics, all of which are based on the same proprietary molecule, as follows:
Eye Pain (Phase1-2a ready): Based on a novel formulation of CC8464, our Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. The Company intends to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. The Company has completed two animal efficacy studies and has successfully completed a pivotal Investigational New Drug Application (“IND”) enabling ophthalmic toxicology studies as a precursor to launching a Phase 1a/2b human proof of concept study. The Company expects to initiate the Phase 1a/2b study in Eye Pain in the first quarter of 2026.

Depot Program (Pre-Clinical): Based on several novel formulations of CC8464, the Company’s most recently launched program, titled CT3000, is for the potential treatment of post operative pain with the use of nerve blocks. Examples would include knee surgery or shoulder surgery. Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery. Doctors often want patients to move soon after surgery to avoid complications such as blood clots. A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement like other local anesthetics. The Company will periodically review the timing and budget related to the commencement of toxicology and chemistry, manufacturing, and controls (“CMC”) work and a subsequent human proof-of-concept (“POC”) trial, but has no immediate plans to do so.
Neuropathic Pain (Clinical): CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 channels in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other channels in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies, and the Phase 1 studies completed to date, the Company believes that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in Erythromelalgia and idiopathic small fiber neuropathy. The Company will periodically review the timing and budget related to the commencement of toxicology and CMC work and a subsequent human POC trial, but has no immediate plans to do so.
ZELSUVMI Commercial Strategy
The Company has launched and is focused on the commercialization of ZELSUVMI and is continuing to support its sales, marketing and commercial team to detail ZELSUVMI.
Commercial Background
ZELSUVMI is the first FDA-approved at-home prescription medication indicated for the treatment of molluscum contagiosum in patients one year of age and older that can be administered by patients, parents and caregivers. As a prescription, ZELSUVMI will generally be covered under patients’ pharmacy benefit, differentiating it from procedural reimbursement for cantharidin and cryotherapy. Pediatricians, pediatric dermatologists, dermatologists and infectious disease specialists are the target prescribers.
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
The Company believes that ZELSUVMI fills a medical need in the market as the first safe and efficacious prescription medication for molluscum contagiosum that can be administered outside of medical settings. Based on 2023 data from Veeva Compass, on an annual basis, greater than 390,000 unique patients are affected by molluscum contagiosum and greater than 100,000 unique HCPs are treating the disease in the United States. However, the Company believes this number underestimates the true number of cases due to a previous lack of treatment options.
Sales and Distribution Strategy
The Company is marketing ZELSUVMI primarily to physicians with various types of electronic and physical promotion and direct sales efforts with a dedicated sales force supported by a product management team and support staff. The sales and marketing effort focuses on increasing awareness, adoption and usage of ZELSUVMI to targeted pediatricians, pediatric dermatologists and dermatologists. The Company distributes ZELSUVMI via standard retail pharmacy chains, mail order pharmacies and Amazon pharmacy utilizing a third-party logistics provider. Based on the Company’s conversations with HCPs, the Company believes these distribution channels are the most preferred by patients and HCPs. Critical to the launch and commercialization efforts of ZELSUVMI will be co-pay assistance and managing co-pay and patient out-of-pocket costs as well as prescription “pull-through” strategies and tactics to ensure patient access and utilization of ZELSUVMI.
Marketing Strategy
The Company is focusing sales and marketing efforts on expanding product awareness and trial of ZELSUVMI initially by means of personal outreach by sales representatives to pediatric, pediatric dermatologist and dermatologist HCPs who have regularly included diagnosis codes for molluscum contagiosum infection as part of their claims for reimbursement by health insurers. The Company intends to expand its marketing strategies to include more non-personal promotion strategies and tactics focused on patients and eventually to consumer segments. HCP marketing initiatives focus on driving adoption through targeted initiatives like peer-to-peer education, data-driven digital advertising, and customized sales representative programs tailored to practice needs such as understanding insurance coverage and product acquisition. Consumer marketing initiatives focus on expanding both diagnosed and treated patient populations through strategic social media advertising, sharing impactful patient testimonials, and leveraging trusted influence partnerships. For example, in early October 2025, the Company launched “Moms Against Molluscum” movement, a movement to unite mothers, parents, and other caregivers navigating molluscum contagiosum. The Moms Against Molluscum movement encourages people managing this highly contagious skin infection to visit MomsAgainstMolluscum.com to share their stories and access information about new treatment options, including ZELSUVMI.
Market Access Strategy
The Company’s cross functional, payer and reimbursement account team is actively prioritizing and ensuring that the process of accessing ZELSUVMI is seamless, affordable, and easy with everything our patient customers will need, from step-by-step instructions to co-pay cards for eligible patients, to maximize the probability of having a positive outcome from using the Company’s product regardless of whatever distributor they prefer to access ZELSUVMI. The Company is focused on certain payer channels, including commercial, Medicaid and Managed Medicaid and provides co-pay cards and coupons for eligible patients that are commercially insured.
In December 2025, the Company announced that it had signed its first commercial agreement with a major Pharmacy Benefit Manager (“PBM”) to expand patient access for ZELSUVMI. This agreement is with a Group Purchasing Organization that collaborates with manufacturers on behalf of one of the largest PBMs in the U.S. The PBM with which we contracted manages prescription drug benefits for more than 20 million covered lives, and the formulary inclusion updates for ZELSUVMI started on December 1, 2025.
Manufacturing and Supply Chain
Background
Berdazimer sodium is the API that is the critical component of the NITRICIL platform technology. The Company believes different concentrations of berdazimer sodium and different formulations of the finished drug product may be used to develop additional product candidates for other diseases or conditions. For example, ZELSUVMI (berdazimer) topical gel, 10.3%, which has been approved by the FDA, is one product and indication that has met the regulatory requirements for commercialization. The Company believes the NITRICIL technology platform could generate other potential product candidates that could be further developed, and, pursuant to the MSA with Ligand, the Company may produce API for such other uses.
The supply chain includes the procurement of raw materials, the conversion of raw materials into API, and the conversion of API to finished product. The Company’s process, as described in more detail below, is effectively as follows:
•Procurement of underlying raw materials, such as nitric oxide gas;
•Conversion of raw materials into API, including allocated overhead, fixed and variable costs;
•Shipment of API to a third-party CMO;
•Conversion of API into finished product, ZELSUVMI, at the third party CMO; and
•Shipment of finished product from CMO to a third-party logistics provider for distribution.
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
Drug Substance (Active Pharmaceutical Ingredient)
Due to the complexity of the proprietary manufacturing technology related to the NITRICIL platform, including intellectual property, know-how, trade secrets, production techniques, and the related physical manufacturing requirements and characteristics, the Company previously determined that constructing its custom manufacturing facility was the most effective way to mitigate risk associated with API production. The facility and production process has been fully validated and qualified and the facility has an operational and integrated QMS (Quality Management System) and Enterprise Resource Planning (“ERP”) platform governing the operations of the facility.
The Company has manufactured more than one metric ton of API in its facility since becoming operative, including site registration batches, process validation batches, and commercial batches. In preparing for the commercial launch of ZELSUVMI, the Company stockpiled numerous batches of commercial API. The operational API manufacturing strategy incorporates redundancy planning, including maintaining a minimum API inventory on hand to mitigate potential risk, both “upside” and “downside”, related to potential future commercial demand of ZELSUVMI. Manufacturing API at its own, U.S.-based facility provides the Company with critical control over the longest lead time and the most complex component of ZELSUVMI’s supply chain. The API has a shelf life of 36 months following its manufacture.
The Company currently has sufficient API manufacturing capacity within its facility, as it is configured, to comfortably meet its current sales forecasts to supply API for ZELSUVMI. In its current configuration, the Company has excess capacity to increase utilization for additional API demand. Furthermore, the Company also has the ability to add additional manufacturing shifts and team members to manufacture even greater quantities of API, if needed, for our own account and current and potential future partners or customers of the NITRICIL technology. Effectively, the Company believes the current API theoretical manufacturing capacity could be roughly doubled, if needed, due to one or more of the following: a higher than expected sales demand for ZELSUVMI, demand from current partners, such as Ligand, and potential future partnerships for ZELSUVMI and/or the NITRICIL platform. The Company does not expect to need to invest in material or significant capital expenditures and other fixed costs to bring more manufacturing capacity on-line in the foreseeable future. The Company does expect to incur certain levels of capital expenditures for on-going operations, maintenance and improvements.
Drug Product (ZELSUVMI)
The Company has a long-standing relationship with Orion Corporation (“Orion”), a Finnish full-scale pharmaceutical company with broad experience in cGMP drug manufacturing. Orion manufactures the Company’s commercial supply of its ZELSUVMI finished product. The drug product manufacturing and fill/finish process at Orion has been fully validated and qualified including site registration batches, process validation batches, and commercial batches. Through its contractual relationship with Orion, the Company has manufactured initial commercial launch quantities of ZELSUVMI. In addition, the Company has entered into a multi-year supply agreement and provides monthly estimates and forecasts for on-going production of finished products. The Company’s supply forecast is informed by the expected sales forecast, with adjustments such as MOH (months-on-hand), safety stock, shelf life, and product dating.
Intellectual Property
Under the Exclusive License and Sublicense Agreement with Ligand, dated March 24, 2025, the Company acquired exclusive rights to a robust IP portfolio that provides material coverage for ZELSUVMI, which includes patents and patent applications covering the ZELSUVMI product and its use for treating molluscum contagiosum; trademarks; and know-how and trade secrets covering various aspects of the nitric oxide NITRICIL Technology Platform in addition to manufacturing, research, development, formulation, analytical chemistry and scientific know-how.
There are 14 issued U.S. patents covering ZELSUVMI which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) and which are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial approval of ZELSUVMI, the Company applied for 1,280 days of patent term extension (“PTE”) for the U.S. patent covering ZELSUVMI composition of matter. Assuming the approval of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
In addition, as part of the XEPI transaction and the XEGLYZE acquisition, the Company licensed or purchased the rights to the related patents, trademarks, and intellectual property necessary to commercialize those respective assets, in their field of use and geographic market, respectively. There are two XEPI related patent / applications, with the latest expiration date on January 29, 2032. There are 11 issued patents related to XEGLYZE, with the latest expiration date on December 17, 2034.
Our Customers
The Company primarily sells its ZELSUVMI product to national and regional wholesaler channels. Our wholesalers purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and mail order pharmacies.
Seasonality of Business
Sales of ZELSUVMI may be affected by a number of factors, including but not limited to annual insurance deductible resets, weather, HCP office openings, holidays and school and summer activities.
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
International Opportunities
The Company, through its exclusive license of ZELSUVMI from Ligand, has the ability to seek approval for and commercialize ZELSUVMI through the rest of the world, except for Japan. The Company estimates molluscum contagiosum incidence and prevalence rates in the European Union and Asia to be comparable to the United States. The Company has previously engaged in several international discussions with distributors seeking supply or license agreements for ZELSUVMI in multiple ex-U.S. territories.
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
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application (“NDA”) process before it may be legally marketed in the United States.
U.S. Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with good laboratory practice (“GLP”) regulations and other applicable regulations;

•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an Institutional Review Board (“IRB”), or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”) to evaluate the safety and efficacy of the product candidate for its intended use;
•submission to the FDA of a NDA after completion of all pivotal trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for allowance from the FDA to administer an investigational drug product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human subjects, or in some cases, patients with the target disease or condition, and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance and appropriate dosage.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.
Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
U.S. Review and Approval Process
The results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.
In addition, the Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, NDAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
Once an NDA has been submitted, the FDA conducts a preliminary review of the application within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.
The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs.
After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct clinical trials designed to further assess a drug’s safety and/or effectiveness following NDA approval, and may require additional testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval, including the requirement for a risk evaluation and mitigation strategy (“REMS”), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA will not approve the NDA without an approved REMS, if required. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.
Post-Approval Requirements
Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval.
Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws and regulations. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of requirements for post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on ongoing or planned clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
In addition, the FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Marketing Exclusivity
Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”) submitted by another sponsor for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to, all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of exclusivity attached to another period of existing non-patent regulatory exclusivity or an available patent term if a sponsor conducts clinical trials in children in response to a “written request” from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials, and the FDA’s grant of pediatric exclusivity does not require the FDA to approve labeling containing information on pediatric use based on the studies conducted.
Federal and State Fraud and Abuse and Transparency Laws and Regulations
In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, and transparency laws and regulations, including, without limitation, those laws described below.
The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and other individuals and entities on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
The federal civil and criminal false claims laws, including the False Claims Act (“FCA”), prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. Further, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
The Health Insurance Portability and Accountability Act (“HIPAA”) created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
In addition, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil FCA, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of the Department of Health and Human Services emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent our patient assistance programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), teaching hospitals, and other health care professionals (such as physician assistants and nurse practitioners), as well as information regarding ownership and investment interests held by physicians and their immediate family members.
We may also be subject to state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state laws that require reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives.
Violations of any of these laws or any other governmental regulations that may apply to us can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
Coverage and Reimbursement
The commercial success of ZELSUVMI and our drug candidates, if approved, and our ability to commercialize those products successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicaid, private health insurers and other third-party payors provide adequate coverage and reimbursement. These third-party payors generally develop their own policies as to which drugs they will pay for and the reimbursement levels for the drugs. For example, governmental programs in the United States often require manufacturers to pay certain rebates or otherwise provide discounts to secure coverage of drug products. To control healthcare expenditures generally, in the United States, the EU and other potentially significant markets for ZELSUVMI and our drug candidates, if approved, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies. The measures taken often have resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU places additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, as well as drug coverage and reimbursement policies and pricing in general.
Some of the additional requirements and restrictions on coverage and reimbursement levels imposed by third-party payors influence the purchase of healthcare services and products. For example, there may be limited coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. There may also be formulary placements that result in lower reimbursement levels and higher cost-sharing borne by patients. Further, third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our products may not be considered medically necessary or cost-effective. Even if a third-party payor determines to provide coverage for a drug product, adequate reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.
Healthcare legislative proposals to reform healthcare or reduce costs under government insurance programs may also result in lower reimbursement for our drugs and drug candidates or exclusion of our drugs and drug candidates from coverage altogether. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of ZELSUVMI and any of our approved drug candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for ZELSUVMI or any of our approved drug candidates in whole or in part.
Impact of Healthcare Reform on our Business
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug product candidates, restrict or regulate post-approval activities, and affect the profitable sale of drug product candidates.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “ACA”) was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In addition, the Inflation Reduction Act of 2022 (“IRA”) which among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for ZELSUVMI and our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs the Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs and biologics that have been on the market at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.
Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted

SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for ZELSUVMI or our approved product candidates or additional pricing pressures. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
Business Segments
The Company manages its operations and allocate resources in two reporting segments, which represent (i) the sale, promotion and commercialization of approved commercial products, the Commercial Operations segment, and (ii) research and development activities related to developing a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system; and supportive activities to expand the NITRICIL nitric oxide-based technology.
The Company discloses information about its reportable segments based on the way that the Company organizes segments within the Company for making operating decisions and assessing financial performance. See Note 14 — “Segment Information” to the accompanying consolidated financial statements for certain financial information related to reportable segments.
Human Capital
Employees
As of December 31, 2025, the Company had a total of 92 full-time employees. The Company’s ability to attract, recruit, hire and retain key personnel who are necessary to the operation of the business and the commercialization of its products are critical to its success.
The Company’s business results depend in part on its ability to successfully manage its human capital resources. Factors that may affect the Company’s ability to attract and retain qualified employees include employee morale, competition from other employers, and availability of qualified individuals. The Company recruits for talent in the biotechnology and pharmaceutical industry, which periodically experiences higher turnover rates than other industries.
None of the Company’s employees are represented by labor unions or covered by collective bargaining agreements, and the Company considers its relations with its employees to be good. The Company also hires consultants and contracts with third parties, as needed, to provide additional resources to support its business activities.
Compensation and Benefits
The Company strives to provide robust compensation and benefits to its employees, while balancing the operational needs of the business. In addition to salaries, compensation and benefit programs include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and other employee assistance programs.
Other Information
The Company is incorporated under the laws of the State of Nevada. Its principal executive offices are located at 4020 Stirrup Creek Drive, Suite 110, Durham, NC 27703, and its telephone number is 919-908-2400. The Company’s website address is www.pelthos.com.
The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (“Exchange Act”). The Company makes these reports available through its website as soon as reasonably practicable after it electronically files such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains an internet website at

www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained on, or that can be accessible through, the Company’s website is not incorporated by reference into, and should not be considered to be a part of, this Annual Report on Form 10-K.
Implications of Being an Emerging Growth and Smaller Reporting Company
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:
•reduced obligations with respect to financial data;
•an exception from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements.
We may take advantage of these provisions for up to five years or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company upon the earliest of:
•the last day of the fiscal year on which we have $1.235 billion or more in annual revenue,
•the date on which we become a “large accelerated filer” (i.e., as of our fiscal year end, the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30),
•the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period, or
•the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO.
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
Also, we are a “smaller reporting company” and may continue to qualify as such even after we no longer qualify as an emerging growth company. For as long as we qualify as a “smaller reporting company,” we may provide reduced disclosure in the public filings that we make with the SEC than larger public companies, such as the inclusion of only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure.
As a result of qualifying as an emerging growth company and a smaller reporting company, to the extent we take advantage of the allowable reduced reporting burdens, the information that we provide to our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

Item 1A. Risk Factors
Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Annual Report on Form 10-K and elsewhere, and may adversely affect our business, financial condition or operating results. These risk factors reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. If any of these risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our prospects.

Risks Related to Our Financial Condition and Capital Needs
The report of the independent registered public accounting firm on our 2024 financial statements contained a going concern qualification. The report of the independent registered public firm on our 2025 financial statements does not contain a going concern qualification; however, if we are unable to maintain sustainable revenues, we may be unable to continue as a going concern.
The report of the independent registered public accounting firm covering our consolidated financial statements for the year ended December 31, 2024 stated that certain factors, including that we had suffered recurring losses from operations and had an accumulated deficit at December 31, 2024, raised substantial doubt as to our ability to continue as a going concern. Because we were not yet producing sufficient revenue to sustain our operating costs, we were dependent upon raising capital to continue our business.
The report of the independent registered public accounting firm on our 2025 financial statements does not contain a going concern qualification. Based on current projections, including forecasted cash flows related to net product sales of ZELSUVMI, proceeds from the convertible note agreement in November 2025, proceeds from the initial draw of the January 2026 Venture Loan and Security Agreement, and the potential additional availability under the January 2026 Venture Loan and Security Agreement, management believes it has sufficient capital, or access to capital, to fund its operations through at least the next twelve months following the issuance of these consolidated financial statements; however, if we are unable to maintain sustainable revenues, we may be unable to continue as a going concern.

We have incurred significant losses since our inception. We expect to incur losses until revenue from ZELSUVMI is sufficient to fund our operations, if ever, and may never achieve or maintain profitability. If we do not achieve or maintain profitability, we may need additional funding to continue our business operations.
Since the Merger, we have devoted substantially all of our financial resources and efforts to the development and commercialization of ZELSUVMI, our product for the topical treatment of molluscum contagiosum. ZELSUVMI was approved by the FDA for the treatment of molluscum contagiosum in adults and pediatric patients one year of age and older in January 2024.
During the year ended December 31, 2025, the Company had a net loss of approximately $43.3 million. As of December 31, 2025, the Company had cash of approximately $18.0 million and working capital of $27.4 million. For the year ended December 31, 2025, the Company recorded net revenue in the amount of $16.2 million, which represented approximately six months of commercial activity for its lead commercial product, ZELSUVMI. For the year ended December 31, 2025, the Company recorded total operating expenses of $49.2 million.
On January 12, 2026, the Company entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent. The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million. The proceeds of the facility will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for the launch of two recently acquired products, working capital and general corporate purposes. The Company borrowed $30.0 million of the facility on January 12, 2026. The remaining $20.0 million of the facility may be borrowed upon the achievement by the Company of certain milestones set forth in the Venture Loan and Security Agreement.

Based on current projections, including cash flows related to net product sales of ZELSUVMI, proceeds from the convertible note agreement in November 2025, proceeds from the initial draw of the January 2026 Venture Loan and Security Agreement, and the potential additional availability under the January 2026 Venture Loan and Security Agreement, management believes it has sufficient capital, or access to capital, to fund its operations through at least the next twelve months following the issuance of these consolidated financial statements.
We expect to continue to incur significant expenses and operating losses until revenue from ZELSUVMI is sufficient to fund our operations, if ever. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses may increase substantially, as we:
•commercialize ZELSUVMI;
•operate our manufacturing facility, at which we create the API for ZELSUVMI;
•work with third-party contract manufacturers to produce the ZELSUVMI finished product;
•prepare our XEPI and XEGLYZE products for commercialization;
•maintain or expand a sales, commercial and distribution infrastructure and manufacturing and logistics capabilities to commercialize currently approved products as well as any future products that receive regulatory approval;
•seek to in-license or acquire additional products or programs;
•launch new clinical trials on other indications;
•develop our regulatory compliance efforts to address requirements applicable to marketed products;
•maintain, expand and protect our intellectual property portfolio;
•hire and retain sales, marketing, manufacturing, commercial and scientific personnel;
•incur additional legal, accounting and other expenses in operating as a public company; and incur additional legal expenses associated with managing the regulatory environment or any litigations that may arise.
To become and remain profitable, we must succeed in commercializing ZELSUVMI and/or develop and potentially commercialize future products or product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including commercialization of ZELSUVMI, completing preclinical testing and clinical trials of any of our potential future product candidates, acquiring and integrating products or product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any future products or product candidates for which we may obtain regulatory approval, as well as discovering and developing additional products or product candidates. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
Our revenue will be dependent, in part, upon the size of the markets in the territories for which we have gained or may gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, if any indication approved by regulatory authorities is narrower than we expect, or any targeted treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products.
Because of the numerous risks and uncertainties associated with commercialization and product development, we may not achieve profitability in the time frame we currently expect, or at all. If we are required by regulatory authorities to perform additional post-approval studies, or if there are any delays in the adoption of ZELSUVMI or the development of any of our future products or product candidates, our expenses could increase, and we may never reach profitability.
Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress our value and could impair our ability to raise capital, diversify our offerings or continue our operations.
We have a limited operating history and history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Our operations to date have been largely focused on developing and commercializing ZELSUVMI, which was approved by the FDA for the treatment of molluscum contagiosum in adult and pediatric patients one year of age and older in January 2024. We hold a worldwide license to commercialize ZELSUVMI, subject to an out license for Japan, and recently launched the product in July 2025, but our commercialization efforts are in early stages. We have limited experience in demonstrating the ability to successfully complete clinical trials, obtain regulatory approval for a product, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercial launch and commercialization over time. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing products.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.
Risks Related to Commercialization of Our Products and any Future Product Candidates
We depend heavily on the commercial success of ZELSUVMI, which was approved by the FDA in January 2024, which we have only recently launched in the United States. There is no assurance that our commercialization efforts in the United States with respect to ZELSUVMI will be successful or that we will be able to generate profit at the levels or within the timing we expect.
Our business currently depends heavily on our ability to successfully commercialize ZELSUVMI in the United States, which was launched in the United States in July 2025. We may never be able to successfully commercialize ZELSUVMI or reach our expectations with respect to revenue or profit. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we built in preparation for the launch and commercialization of ZELSUVMI in the United States will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment for the treatment of molluscum contagiosum. We may also encounter challenges related to reimbursement of ZELSUVMI, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering ZELSUVMI. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize ZELSUVMI or to generate substantial profit or to meet our expectations with respect to the amount or timing of profit. Any issues or hurdles related to our commercialization efforts for ZELSUVMI may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to ZELSUVMI, or that we will generate significant profit from ZELSUVMI or any product candidate or become profitable.
Our two recently acquired products, XEPI and XEGLYZE, both of which have been FDA approved, require substantial preparation prior to commercial launch. If we are unable to meet the manufacturing, regulatory, and commercialization requirements to successfully prepare these products for launch, including expanding our current commercial infrastructure to sell these products, our results of operations may be negatively impacted.
We acquired the rights to XEPI and XEGLYZE in the fourth quarter of 2025. Prior to commercial launch of either product, we must complete the following for each product, individually:
•complete all contracting with external manufacturers for both API and finished product, ensuring that all commercial supply, master services, and quality agreement are fully established and implemented;
•successfully document and implement appropriate CMC processes governing both the API and finished product;
•navigate the regulatory requirements to allow for commercial launch of the products, including appropriate filings with regulatory bodies, including the FDA;
•process validation of API and finished product, as applicable, including stability testing;
•incorporate these products into our current QMS and ERP systems;
•establish complete supply chain relationships and connections to meet expected demand;
•manage our third-party manufacturers to meet the regulatory requirements needed to be addressed while maintaining our projected development and launch timelines; and
•ensure quality standards and guidelines are observed to facilitate regulatory acceptance.
If we are unable to successfully meet our internal development and manufacturing timelines, including the management of third-parties on which we rely, we may have delays in the expected commercial launch of XEPI and/or XEGLYZE, or we may be unable to commercialize either product at all.

ZELSUVMI, our approved products that have not yet been launched and any of our product candidates that receive regulatory approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
ZELSUVMI, our approved products that have not yet been launched and any of our product candidates that receive regulatory approval may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If ZELSUVMI, approved products not yet launched or our potential product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate sufficient revenue, and we may not become profitable. The degree of market acceptance of ZELSUVMI, approved products not yet launched and our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy, safety and potential advantages compared to alternative treatments;
•our ability to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•our ability to hire and retain a sales force in the United States;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.
The failure of healthcare professionals or patients to perceive the benefits of using ZELSUVMI for the treatment of molluscum contagiosum instead of other alternative therapies, such as curettage, cantharidin application or cryotherapy, would adversely affect the commercial success of ZELSUVMI.
If we are unable to establish effective sales, marketing and distribution capabilities for ZELSUVMI, approved products not yet launched or any product candidate that may receive regulatory approval, we may not be successful in commercializing ZELSUVMI, approved products not yet launched or our other product candidates if and when they are approved.
We have only recently commercially launched ZELSUVMI and to achieve commercial success for it and any other product candidate for which we may obtain regulatory approval, we will need to establish an effective sales and marketing organization. We have built a focused sales and marketing organization to launch ZELSUVMI in the United States, but it may not be large enough to support the market acceptance and revenue growth of ZELSUVMI that we expect and may need to expand for the XEPI and XEGLYZE products, or if we receive approval of other product candidates. There are inherent risks to establishing and maintaining a standalone commercial organization, which is also time-consuming and requires significant financial resources.
Factors that create risk and may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing ZELSUVMI, approved products not yet launched or any potential future products;
•inability to obtain favorable insurance coverage of any approved product;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
If we are unable to maintain our own sales, marketing and distribution capabilities and are forced to enter into arrangements with, and rely on, third parties to perform these services, our revenue and our profitability, if any, is likely to be lower than if we had maintained such capabilities internally. In addition, in the event we proceed with engaging third parties for sales and marketing services, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products or may be unable to do so on terms that are favorable to it. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish and maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

ZELSUVMI, approved products not yet launched or our product candidates may cause undesirable side effects or have other properties that could limit their commercial profile, expose us to product liability claims, delay or prevent regulatory approval of our product candidates or additional indications, or result in significant negative consequences following any additional marketing approval, any of which may adversely impact our business, financial condition, operating results and prospects.
As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events (“AEs”) associated with use of ZELSUVMI, approved products not yet launched or our product candidates. Results of our preclinical testing and clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval of our product candidates by the FDA. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, with respect to ZELSUVMI, approved products not yet launched or any of our product candidates that receive marketing approval, if we or the FDA later identify undesirable side effects caused by ZELSUVMI, approved products not yet launched or such product candidates or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including, among other things:
•regulatory authorities may withdraw, suspend, or vary approvals of such product, including the FDA, withdrawing approval for the affected medicine;
•regulatory authorities may require additional warnings on the label;
•regulatory authorities may require a recall or we or our potential partners may voluntarily recall such product;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients at significant cost or instate a Risk Evaluation and Mitigation Strategies (“REMS”) or Risk Management Plan (“RMP”);
•regulatory authorities may require the addition of warnings, such as black box or other warnings, or contraindications in the product labeling that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
•our ability to promote our approved medicines may be limited and we could be required to change administration of, or modify, such product in some other way;
•regulatory authorities may require us to modify, suspend or terminate our clinical trials, conduct additional clinical trials or engage in costly post-marketing testing and surveillance to monitor the safety or efficacy of such product;
•undesirable side effects may limit physicians’ or patients’ willingness to initiate or continue therapy with such product;
•sales may decrease significantly;
•we could be sued and held liable for harm caused to patients; and
•our corporate brand and reputation or the reputation of our approved medicines may suffer.
Such events could prevent us from achieving or maintaining market acceptance of ZELSUVMI, approved products not yet launched or our product candidates, and could significantly harm our business, results of operations and prospects.
We face substantial competition, which may result in a smaller than expected commercial opportunity and/or other firms may discover, develop or commercialize products before or more successfully than we do.
The development and commercialization of new products is highly competitive. We face competition with respect to ZELSUVMI and will face competition with respect to our approved products not yet launched and any product candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical and specialty pharmaceutical companies, compounding facilities, academic institutions and governmental agencies and public and private research institutions.
ZELSUVMI may compete with other procedure-based treatment regimens currently available for molluscum contagiosum such as curettage, cantharidin application of cryotherapy. In addition, other drugs have been and may continue to be used off label as treatment for molluscum contagiosum.

In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than ZELSUVMI or any other product that we may develop.
Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.
Our gross to net (“GTN”) expenses could increase, resulting in a negative impact to our net revenues, causing a reduction in cash flow, potential impact to our stock price and have other deleterious effects to our investors.
We provide co-pay card assistance and other programs to facilitate the sales of ZELSUVMI and utilize third party services for distribution. Higher usage of the co-pay card and other programs could cause an increase in our GTNs or fees associated with our distribution could rise, reducing our net revenues and cash flow. This could cause a negative impact to stock price and investor and market perception of our business.
The commercial success of our products and product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.
The commercial success of our products, including ZELSUVMI, approved products not yet launched and any other products for which we may obtain regulatory approval, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products will depend on a number of factors, including:
•the safety and efficacy of the products, and advantages over alternative treatments;
•the labeling of any approved product;
•the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•the prevalence of the disease or condition for which the product is approved;
•the emergence, and timing of market introduction, of competitive products;
•the effectiveness of our and our collaboration partners’ marketing strategy;
•obtaining and maintaining adequate pricing and reimbursement; and
•sufficient third-party insurance coverage or governmental reimbursement, which may depend on our ability to provide compelling evidence that a product meaningfully improves health outcomes to support such insurance coverage or reimbursement.
Even if a product candidate displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Any failure to achieve market acceptance of our products will harm our business, results and financial condition.
Furthermore, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect product usage directly (for example, by recommending a decreased dosage of a product in conjunction with a concomitant therapy) or indirectly (for example, by recommending a competitive product over a product of ours). Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

Our products may become subject to unfavorable third-party coverage or reimbursement policies, which would harm our business.
Market acceptance and sales of ZELSUVMI, approved products not yet launched and any product candidates that we may develop will depend in large part on third-party payor coverage and reimbursement policies and may be affected by future healthcare reform measures in the U.S. as well as the EEA countries and other key international markets. The continuing efforts of government and other third-party payors to contain, reduce or shift the costs of healthcare through various means, including an increased emphasis on managed care and attempts to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, may result in downward pressure on pricing, reimbursement and utilization, which may adversely affect our product sales and results of operations. Moreover, because private health insurers and other third-party payors in the U.S. often follow the coverage and reimbursement policies of government payors, including the Medicare and Medicaid programs, cost-containment measures under these programs play a particularly significant role in the reimbursement landscape.
The government programs relevant to our products include, without limitation, the following:
•the Medicaid Drug Rebate Program, under which manufacturers must report pricing information and pay rebates in order for their drug products to be covered under state Medicaid programs;
•the Public Health Service’s 340B Drug Pricing Program, under which manufacturers must offer discounts to certain health care organizations that care for underserved populations; and
•the Tricare Retail Pharmacy Program, under which manufacturers must agree to honor certain discounted prices, specifically Federal Ceiling Prices under the Veterans Health Care Act, as a condition for placement in the Department of Defense uniform formulary.
In addition, in the U.S., third-party payors often develop cost containment measures using policies that specifically target specialty products and high-cost drugs. For example, formulary placements may be less favorable for brand and higher-costing drugs, resulting in, among other things, greater out-of-pocket costs to patients. ZELSUVMI may be subject to such measures and may be impacted by similar future policies addressing such cost-containment measures.
Further, payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, or actual acquisition cost, or AAC. Although the intent of the changes to reimbursement methodologies generally is to limit payment increases, it is difficult to project the impact of these and other alternative reimbursement methodologies on the willingness of payors to reimburse ZELSUVMI, approved products not yet launched and any product candidates that we may develop. We cannot provide any assurances that ZELSUVMI, approved products not yet launched and any future products, if approved, will be covered and reimbursed in the U.S. and if we do receive coverage and reimbursement, that we will continue over time to receive such coverage and reimbursement. If coverage and reimbursement are not available or available only to limited levels, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue, cash flow breakeven or profitability goals in the timeframe that it expects, or at all.
The market for ZELSUVMI, approved products not yet launched and our future product candidates may not be as large as we expect.
Molluscum contagiosum is a skin disease that is currently undertreated. Even with approval of ZELSUVMI in adult and pediatric patients one year and older, individuals may continue to decline treatment for molluscum contagiosum as, if left untreated, the diseases will eventually be resolved by the body’s immune system.
In addition, our estimates of the potential market opportunity for ZELSUVMI include several key assumptions based on our industry knowledge, industry publications, third-party research reports, ICD-10 claims data, and surveys of dermatologists commissioned by us. These assumptions include the current treatment rates and/or prevalence of molluscum contagiosum and other skin diseases as well as the estimated coverage levels for ZELSUVMI. However, there can be no assurance that any of these assumptions are, or will remain, accurate. Furthermore, even if our estimates relating to claims data and/or the prevalence of molluscum contagiosum and other skin diseases as well as the estimated coverage levels for ZELSUVMI, approved products not yet launched or any future product candidate we may develop, as applicable, are accurate, the degree of market acceptance by the medical community and those infected by such skin diseases following regulatory approval could impact our assumptions and reduce the market size for ZELSUVMI, approved products not yet launched and any other product that may be approved. Furthermore, the market research study we commissioned surveying payor organizations has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. If the actual markets for ZELSUVMI, approved products not yet launched or any future product candidates are smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants, including the approval of ZELSUVMI, is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote ZELSUVMI or any future products will be narrowly limited to those indications that are specifically approved by the FDA. ZELSUVMI has been approved by the FDA for the treatment of molluscum contagiosum in adults and pediatric patients one year of age and older, and we are not permitted to promote ZELSUVMI for other uses.
If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of ZELSUVMI, approved products not yet launched or any future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
Product liability lawsuits could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
We face an inherent risk of product liability exposure related to the commercial sales of ZELSUVMI, as well as the testing of our potential future product candidates in human clinical trials. If we cannot successfully defend ourselves against claims that ZELSUVMI or such product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for ZELSUVMI and any product candidates that we may develop;
•injury to our reputation and significant negative media attention;
•loss of revenue;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards paid to trial participants or patients;
•reduced resources of management to pursue our business strategy; and
•the inability to commercialize any products that we may develop.
We currently hold product liability insurance that covers damages up to a $15 million annual limit. We may need to secure additional product liability insurance coverage if and when sales of ZELSUVMI grow and may need to further increase our insurance coverage if we initiate clinical trials or expand commercialization activities for our other product candidates that obtain regulatory approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to Our Operations and Manufacturing
Delays or disruptions in our supply chain and manufacturing of our products, including ZELSUVMI, approved products not yet launched and potential product candidates could adversely affect our sales and marketing efforts and our development and commercialization timelines and could result in increased costs or in our breaching our obligations to others.
Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing, assembly or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, tariffs, government action, inflation, war or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly where our product is sourced from a single supplier or location, could adversely affect our business or financial results. Any interruption or failure by our suppliers, distributors and other partners to meet their obligations on schedule or in accordance with our expectations, misappropriation of our proprietary information, including trade secrets and know-how, or any termination by these third parties of their arrangements with us, which, in each case, could be the result of one or many factors outside of our control, could delay or prevent the manufacture or commercialization of our products, disrupt our operations or cause reputational harm to us. In addition, except for the terms and conditions specified in our contractual arrangements with our contract manufacturers, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our API or drug products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, market and sell our products and potential product candidates.
We are required to identify the supplier(s) of all the raw materials for our products, including ZELSUVMI, in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application for certain products and raw materials. However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist. To the extent any difficulties experienced by our suppliers cannot be resolved within a reasonable time and at reasonable cost, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, our profit margins and market share for the affected product could decrease and our development and sales and marketing efforts could be delayed or negatively impacted.
We have limited experience in producing commercial scale products that utilize the NITRICIL technology, which was assigned to Ligand in March 2024, including the API, berdazimer sodium, used in the ZELSUVMI product. Any delay or disruptions in the on-going qualification of manufacturing facilities and process or in the manufacture of our (i) API, including berdazimer sodium, or (ii) potential future clinical trial materials or commercial supplies of any other potentially approved product candidates utilizing the NITRICIL technology, could adversely affect our development and commercialization timelines and results or result in increased costs or in our breaching our obligations to others.
We internally manufacture the berdazimer sodium API that is utilized in our ZELSUVMI commercial product. Any delays or disruptions in our manufacturing processes and analytical methods for API testing and commercial manufacturing under cGMP guidelines and regulations, or our inability to execute such activities, could impact the commercialization efforts for ZELSUVMI and/or any future product candidate, as well as increase costs. Further, if we do not appropriately coordinate with, project manage or provide adequate internal expertise, resources and documentation with our third-party drug product manufacturer, we may not be successful, or may be delayed, in the commercialization of ZELSUVMI. We have a limited number of personnel who have experience in drug substance manufacturing and possess the expertise necessary to manufacture berdazimer sodium.
Orion Corporation (“Orion”), with whom we have formed a relationship to manufacture the commercial drug product for ZELSUVMI, including final fill/finish and packaging, must be successful in our execution of our commercial production strategy. For instance, we may not be successful in realizing the intended operating goals from this arrangements based on a number of factors, including, among other things, (i) delays or failures, including delays in our ability to transition applicable technology and processes to our vendors or partners, (ii) reduced quality, (iii) delayed receipt of goods or services, (iv) increased and unexpected costs on the part of the third-party vendors or strategic partners, and (v) certain incremental and discrete costs to effect this strategy. If we are unsuccessful in partnering with third-party manufacturers, we could experience delays in the development and commercialization timelines of our product candidates, as well as increased costs.
We will also have no direct control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our products, or if such authorities withdraw any such approval in the future, we may be required to find alternative manufacturing facilities, which would significantly impact our ability to obtain approval of and commercialize any product candidates, if approved. our failure, or the failure of any of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial position.
Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:
•an inability to meet commercial demands;
•an inability to initiate or complete clinical trials in a timely manner;
•delays in submitting regulatory applications, or receiving regulatory approvals;
•subjecting third-party manufacturing facilities to additional inspections by regulatory authorities; and
•requirements to cease development or to recall product batches.
In addition, we may be unable to establish additional long-term supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of our products or any future product candidates or such quantities at an acceptable cost, which would have a material adverse impact on our financial position. There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical or other problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for ZELSUVMI that achieves our objectives for manufacturing capacity and cost of goods, in a timely manner, or at all.
Unexpected results in the analysis of raw materials, the API or drug product or problems with the execution of or quality systems supporting the analytical testing work, whether conducted internally or by third-party service providers, could adversely affect our development and commercialization timelines and result in increased costs of potential development programs initiated by us.
Third parties engaged directly by us or by our API and drug product CMOs, test all of the raw materials and finished API and drug products. It is a regulatory requirement that raw materials are tested and there are a limited number of suppliers for testing these raw materials. There may be a need to assess alternate suppliers to prevent a possible disruption of the supply of these raw materials for the manufacture of API or drug product. Additionally, the analytical equipment used by these third parties must be maintained and operational. Except for the terms established within our or our CMOs’ contracts with the third parties responsible for testing raw materials and finished API and drug products, we have limited ability to control the process or timing of their testing work. Additionally, if the results do not meet specifications, then obtaining additional raw materials may jeopardize our or our CMOs’ ability to manufacture API and/or drug product, the start or overall conduct of preclinical studies and clinical trials, the timing of regulatory submissions, or the commercialization of our products and any future product candidates, if approved. We and our CMOs currently engage third parties to perform analytical tests to ensure the API and drug product meets quality specifications. The analytical equipment used by us or our CMOs to perform these tests must be maintained, qualified, calibrated and operational. If there are testing execution delays, equipment problems or if the results of the analytical testing do not meet our quality specifications, then manufacturing additional API or drug product may increase costs and may jeopardize our or our CMOs’ ability to manufacture API and/or drug product, which may cause delays in the start or overall conduct of preclinical studies and clinical trials, the submission of regulatory filings, or the commercialization of our products and any future product candidates.
Our business involves the use of hazardous materials, and we and our third-party suppliers and manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our manufacturing activities and the manufacturing activities of our third-party suppliers and manufacturers, involve the controlled storage, use and disposal of hazardous materials. Further, our manufactured drug substances and drug products may be considered hazardous materials under applicable laws and regulations. our manufacturing activities, whether conducted by us or our third-party suppliers and manufacturers, like all manufacturing processes that utilize hazardous materials, including those under high pressures, must be properly controlled to avoid unintended reactions or other accidents that could cause injury or damage to personnel, equipment or property. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, transportation, handling and disposal of these hazardous materials, and our failure to manage the use, manufacture, storage, transportation, handling or disposal of hazardous materials could subject us to significant costs or future liabilities. In some cases, these hazardous materials and various wastes resulting from their use are transported and stored at our suppliers’ or manufacturers’ facilities pending use and disposal. We and our suppliers and manufacturers cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our service providers and others and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the manufacturing controls and safety procedures utilized by us and our third-party suppliers and manufacturers for handling, transporting and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk (i) that the laws and regulations will not restrict our or our third-party suppliers’ or manufacturers’ ability to use, manufacture, store, transport, handle or dispose of such materials or (ii) of accidental contamination or injury from these hazardous materials and processes. If these risks were to materialize, we could experience an interruption of our business operations, and we may be held liable for any resulting damages, and such liability could exceed our financial resources.
The seasonal nature of our business may cause fluctuations in operations.
During the fourth quarter of 2025, we experienced a downward impact on the growth of total prescriptions of ZELSUVMI associated with, we believe, the seasonality corresponding with HCP office closures for the Thanksgiving, Christmas and New Year’s holidays. In addition, we believe that certain severe weather events, in addition to these holidays, may influence the ability of patients suffering from molluscum, or their care givers, from scheduling appointments with healthcare professionals. Also, many healthcare professionals take time-off during these periods, which may impact the total number of prescriptions of ZELSUVMI written. During the first quarter of 2026, we experienced a return to the previous growth trend for total prescriptions of ZELSUVMI, which we believe supports our belief that there is an element of seasonality related to the total number of prescriptions written for ZELSUVMI at certain times during the year.

We may be adversely affected by the effects of inflation or trade tariffs.
We have been impacted, and may continue to be impacted, by inflation and/or trade tariffs which have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation and the recent uncertainty in the levying of certain trade tariffs by the U.S. government, has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation and tariffs, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation and tariffs, if these measures are not effective and if the inflationary and tariff pressure is sustained or increased, our business, financial condition, results of operations and liquidity could be negatively affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation and/or tariffs are incurred.
Risks Related to Our Dependence on Third Parties
We will rely on third parties to conduct any preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our future product candidates.
We currently do not have the ability to conduct in-house preclinical studies that comply with the regulatory requirements known as GLP requirements. We also do not currently have the ability to conduct any clinical trials in-house. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as GCPs for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We will be required to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials on any future product candidates properly and on time. While we will have agreements governing our activities, we will control only certain aspects of our activities and will have limited influence over their actual performance. The third parties with whom we may contract for execution of our GLP preclinical studies and our GCP clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties will not be our employees and, except for restrictions imposed by our contracts with such third parties, we will have limited ability to control the amount or timing of resources that they devote to our programs. Although we plan to rely on these third parties to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials, we will remain responsible for ensuring that each of these studies and clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the third parties will not relieve us of our regulatory responsibilities. In addition, if any of our third parties terminate their involvement with us for any reason, we may not be able to enter into similar arrangements with alternative third parties within a short period of time or do so on commercially reasonable terms.
Many of the third parties with whom we may contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If the third parties conducting our preclinical studies or clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical trial protocols, GLPs or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable future product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent it from commercializing our future product candidates.
Our employees, independent contractors, principal investigators, CMOs, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could expose us to liability and hurt our reputation.

We are exposed to the risk that our employees, independent contractors, principal investigators, CMOs, CROs, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (ii) manufacturing standards,(iii) federal, state and foreign data privacy, security, fraud and abuse and other healthcare laws, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending itself or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations.
We sell to a limited number of wholesalers who have significant market share and if we lose our relationship with any one of those wholesalers, our revenue could be impacted and business could materially suffer.
There are a limited number of wholesalers in the industry that have a significant market share amongst them and if something were to happen whereby we no longer had access to a particular wholesaler, then our revenues would likely suffer and there could be a negative impact on our revenue, profits and stock price.

Risks Related to Intellectual Property
We rely on in-licenses from third parties. If we lose these rights, our business may be materially and adversely affected, our ability to develop improvements to our technology platform may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation, as well as the potential loss of or limitations on our ability to incorporate the technology covered by these license agreements.
On March 24, 2025, LNHC assigned its IP portfolio related to the Novan acquisition, including the NITRICIL technology, to Ligand and entered into an exclusive license and sublicense agreement with Ligand, pursuant to which Ligand licensed to LNHC the intellectual property rights necessary to make, use, sell or offer to sell ZELSUVMI for the treatment of molluscum contagiosum in humans worldwide, except for Japan. This license agreement imposes various diligence, milestone payment, royalty, insurance, and other obligations on us, while also granting us the rights to certain patents related to our products.
On November 6, 2025, we acquired the U.S. commercialization rights to XEPI, from Biofrontera and an exclusive license agreement with Ferrer. XEPI was developed by Ferrer and Medimetriks Pharmaceuticals, Inc., and approved by the FDA in 2017. The Ferrer License Agreement contains certain representations, warranties, limitations of liabilities, confidentiality and indemnity obligations and other provisions customary for an agreement of its type. The Ferrer License Agreement also imposes various diligence, milestone payment, royalty, insurance, and other obligations on us, while also granting us the rights to certain patents related to our products.
In spite of our efforts to comply with our obligations under our in-license agreements, our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore, including in connection with any aforementioned disputes, terminate the relevant license agreement, thereby removing or limiting our ability to develop and commercialize technology covered by these license agreements. If any such in-license is terminated, or if the licensed patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop technologies similar to ours.
In some circumstances, we may not have the right to control the preparation, filing, prosecution, maintenance and defense of patent applications or patents covering technology that we license from third parties. In such circumstances, our licensors generally have rights to file, prosecute, and maintain the licensed patents in their name, generally with our right to comment on such filing, prosecution, and maintenance, with some obligation for the licensor to consider or incorporate our comments. If our licensors having rights to file, prosecute and maintain our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. Additionally, there could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the Department of Government Efficiency or other executive actions to reduce the size of the U.S. government, which may adversely affect us or our licensors. We cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights.
In addition, absent the rights granted to us under our license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to our licensor, or we may be required to cease our development and commercialization activities that are deemed infringing, and in such event
We may ultimately need to modify our activities or technologies to design around such infringement, which may be time- and resource-consuming, and which ultimately may not be successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, our rights to certain components of our technology platform, may be licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage.
Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the third party, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.
Third party intellectual property may prevent us from developing our potential products; our intellectual property may not prevent competition; and any intellectual property issues may be expensive and time consuming to resolve.
The manufacture, use or sale of our potential products may infringe the patent rights of others. If others obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products, platform and technology.
Generally, our success will depend on our and our licensors’ ability to obtain and maintain patents and other intellectual property rights for our potential products and technologies. our patent position is uncertain and involves complex legal and technical questions for which legal principles are unresolved. Even if we do obtain patents, such patents may not adequately protect the technology we own or have licensed.
The patents that cover our branded products are listed in the Orange Book. If a third party submits an NDA or ANDA for a generic drug product that relies in whole or in part on studies contained in the NDA for one of our branded products, the third party will have the option to certify to the FDA that, in the opinion of that third party, the patents listed in the Orange Book for our branded product are invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A third-party certification that a new product will not infringe Orange Book-listed patents, or that such patents are invalid, is called a paragraph IV patent certification. If the third party submits a paragraph IV patent certification to the FDA, a notice of the paragraph IV patent certification must be sent to the NDA owner and the owner of the patents that are subject to the paragraph IV patent certification notice once the third-party’s NDA or ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a paragraph IV patent certification automatically prevents the FDA from approving the generic NDA or ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the NDA or ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s NDA or ANDA will not be subject to the 30-month stay. Third parties may challenge the patents covering our branded products. We may from time to time become party to litigation or other proceedings as a result of paragraph IV patent certifications.
In addition, we cannot assure you that all of the potentially relevant prior art information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention-relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application (whether owned by us or in-licensed from Ligand or another third party), and we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (“USPTO”). Even if our patent applications (whether owned by us or in-licensed from Ligand or another third party) do successfully issue and even if such patents cover our products or potential products, third parties may initiate litigation or opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated, may allow third parties to commercialize our products and compete directly with us, without payment to us, or limit the duration of the patent protection of our technology and products.
In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our technologies infringes these patents. Defense of infringement and other claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, or may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize, and sell products or services and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties and obtain one or more licenses from third parties or be prohibited from selling certain products or services. As discussed above, we may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product or service introductions while we attempt to develop alternative products or services to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products or services, and the prohibition of sale of any of our technologies could materially affect our business and our ability to gain market acceptance for our technology.
Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products or technologies. Any adverse outcome of such litigation or other proceedings could result in one or more of our patents (whether owned by us or in-licensed from Ligand or another third party) being held invalid or unenforceable, which could adversely affect our ability to successfully execute our business strategy and negatively impact our financial condition and results of operations. However, given the unpredictability inherent in litigation, we cannot predict or guarantee the outcome of these matters or any other litigation. Regardless of how these matters are ultimately resolved, these matters may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business. It may be necessary for us or our licensors to pursue litigation or adversarial proceedings before the patent office in order to enforce their patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. The outcome of any such litigation might not be favorable, and even if we or our licensors were to prevail, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
In addition, periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the U.S. and various foreign patent offices at various points over the lifetime of our and our licensors’ patents and/or applications. We will rely on Ligand to pay these fees with respect to the patents covering ZELSUVMI and cannot ensure Ligand will pay these fees in a timely manner. Additionally, the U.S. and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We will rely on Ligand to comply with these requirements. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock.
Any conflicts with the patent rights of others could significantly reduce the coverage of our patents (whether owned by us or in-licensed from Ligand or another third party) or limit our ability to obtain meaningful patent protection. In addition, any determination that our patent rights are invalid may result in early termination of our agreements with our license partners and could adversely affect our ability to enter into new license agreements. We also rely on unpatented trade secrets and know-how to protect and maintain our competitive position. We require our employees, consultants, licensees, and others to sign confidentiality agreements when they begin their relationship with us. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our competitors may independently discover our trade secrets.
We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. If this occurs, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor’s rights. In addition, if any of our competitors have filed patent applications in the United States prior to March 2013 which claim technology we also have invented, the USPTO may require us or our licensors to participate in expensive interference proceedings to determine who has the right to a patent for the technology.
In addition, our agreements with some of our suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agrees to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition, results of operations, and prospects. The occurrence of any of the foregoing problems could be time-consuming and expensive and could adversely affect our financial position, liquidity and results of operations.
If we are unable to obtain and maintain sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies similar to ours, and our ability to successfully sell our products and services may be impaired.
Our success depends in part on our and our licensor’s ability to obtain and maintain adequate protection of the intellectual property we may own solely and jointly with others or otherwise have rights to, particularly patents, in the United States and in other countries with respect to our platform, our software and our technologies, without infringing the intellectual property rights of others.
We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our platform and related technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents in our industry is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. There can be no assurance that the claims of our patents or any patent application that issues as a patent (whether owned by us or in-licensed from Ligand or another third party) will exclude others from making, using, importing, offering for sale, or selling products or services that are substantially similar to ours. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our technology without our permission, and we may not be able to stop them from doing so. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
It is possible that none of our pending patent applications (whether owned by us or in-licensed from Ligand or another third party) will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties or deemed unenforceable by a court. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our products, platform and technology.
In addition, we may identify third party intellectual property and technology we may need to acquire or license in order to engage in our business, including to develop or commercialize new technologies. However, such licenses may not be available to us on acceptable terms or at all. Furthermore, geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future license partners and the maintenance, enforcement or defense of our issued patents or those of any current or future license partners. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our or our license partners’ patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we or our license partners would not be able to prevent third parties from practicing our or our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Issued patents directed to the NITRICIL platform and technology could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability. Some of our patents or patent applications (whether owned by us or in-licensed from Ligand or another third party) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents or amendment to our patents in such a way that any resulting protection may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications (whether owned by us or in-licensed from Ligand or another third party) is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products, platform and technology.
We may not be aware of all third-party intellectual property rights potentially relating to our products, platform and technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We or our licensors might not have been the first to make the inventions included in each of our pending patent applications and we or our licensors might not have been the first to file patent applications for these inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications or licensed patents and patent applications have been found, which could be used by a third party to challenge their validity or prevent a patent from issuing from a pending patent application.
To determine the priority of these inventions, we may have to participate in interference proceedings (with respect to patent applications filed prior to March 2013), derivation proceedings or other post-grant proceedings declared by the USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications (whether owned by us or in-licensed from Ligand or another third party). In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents (whether owned by us or in-licensed from Ligand or another third party), we could experience significant costs and management distraction.
Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing Ligand’s ability to protect our products, platform and technology on which we rely.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Depending on future actions by the United States Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our license partners’ ability to obtain new patents and patents that we or our license partners might obtain in the future. For example, on June 1, 2023, the European Union Patent Package (“EU Patent Package”) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our or our license partners’ European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt our European patents out of the jurisdiction of the UPC. We or our license partners may decide to opt out future European patents from the UPC, but doing so may preclude we or our license partners from realizing the benefits of the UPC. Moreover, if we or our license partners do not meet all of the formalities and requirements for opt-out under the UPC, our or our license partners’ future European patents could remain under the jurisdiction of the UPC. The UPC will provide our and our license partners’ competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our or our license partners’ business and ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.
In addition, the U.S. federal government retains certain rights in inventions produced with our financial assistance under the Patent and Trademark Law Amendments Act(Bayh-Dole Act). For example, certain patents and patent applications licensed from the University of North Carolina at Chapel Hill (through Ligand) were made with financial assistance from the federal government. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for our own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. If we choose to collaborate with academic institutions for our research or development, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.
We rely on in-licenses from third parties. If we lose these rights, our business may be materially and adversely affected, our ability to develop improvements to our technology platform may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation, as well as the potential loss of or limitations on our ability to incorporate the technology covered by these license agreements.

We are party to royalty-bearing license agreements that grant us rights to practice certain patent rights that are related to our products, platform and technology, including the NITRICIL platform technology in-licensed from the University of North Carolina at Chapel Hill (through Ligand). In spite of our efforts to comply with our obligations under our in-license agreements, our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore, including in connection with any aforementioned disputes, terminate the relevant license agreement, thereby removing or limiting our ability to develop and commercialize technology covered by these license agreements. If any such in-license is terminated, or if the licensed patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop technologies similar to ours.
In some circumstances, we may not have the right to control the preparation, filing, prosecution, maintenance and defense of patent applications or patents covering technology that we license from third parties. In such circumstances, our licensors generally have rights to file, prosecute, and maintain the licensed patents in their name, generally with our right to comment on such filing, prosecution, and maintenance, with some obligation for the licensor to consider or incorporate our comments. If our licensors having rights to file, prosecute and maintain our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. Additionally, there could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the Department of Government Efficiency or other executive actions to reduce the size of the U.S. government, which may adversely affect us or our licensors. We cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights.
In addition, absent the rights granted to us under our license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to our licensor, or we may be required to cease our development and commercialization activities that are deemed infringing, and in such event, we may ultimately need to modify our activities or technologies to design around such infringement, which may be time- and resource-consuming, and which ultimately may not be successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, our rights to certain components of our technology platform, may be licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage.
Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the third party, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.
We may be subject to claims challenging the inventorship of the patents and other intellectual property on which we rely.

We or our licensors may be subject to claims that former employees or other third parties have an interest in our or our in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our systems, including our software, workflows, consumables and reagents. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our information and our trade secrets, the value of our technology could be materially and adversely affected and our business could be harmed.

We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our technology platform, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market. If we are required to assert our rights against such party, it could result in significant cost and distraction.
Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. Further, we may need to share our trade secrets and confidential know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.
We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could harm our business, financial condition, results of operations and prospects.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot guarantee that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. our registered and unregistered trademarks, trade names, and brand names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks, trade names, and brand names which we rely upon to build name recognition among potential partners and customers in our markets of interest. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.
Risks Related to Regulatory and Legal Compliance
Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize our products and may adversely affect the prices we may obtain and may have a negative impact on our business and results of operations.
In the United States and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities with respect to ZELSUVMI and affect our ability to profitably sell our products. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for ZELSUVMI, approved products not yet launched or any product candidates approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations and financial condition.
The ACA was signed into law in 2010. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are the following:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the “average manufacturer price” definition, and extending rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well;
•expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs” from the 340B ceiling price requirements for these covered entities;
•a Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including prescription drug spending.
Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges and may be subject to additional challenges in the future. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. Previously, the Medicaid rebate was capped at 100% of a drug’s average manufacturer price.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.
Most significantly, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (which began in 2024); and replaces the Part D coverage gap discount program with anew manufacturer discount program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.
Congress and the Trump administration are considering significant reductions in the funding of the Medicaid program. If such reductions are adopted and decrease the number of persons enrolled in Medicaid or reduce the services covered by Medicaid, our sales of ZELSUVMI, approved products not yet launched or any product candidates could be adversely affected.
Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for ZELSUVMI, approved products not yet launched or any product candidates or the frequency with which ZELSUVMI, approved products not yet launched or any product candidates are prescribed or used.
We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicaid or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of ZELSUVMI, approved products not yet launched or any product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in which we participate, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We intend to participate in and will have certain price reporting obligations under the Medicaid Drug Rebate Program

(“MDRP”) as a condition of having covered outpatient drugs payable under Medicaid. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid. We intend to participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”) and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340Bcovered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We will be required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply with 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.
In order for ZELSUVMI, approved products not yet launched or any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. As part of this program, we are required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”) to four federal agencies (VA, U.S. Department of Defense (“DOD”), Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we must calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.
We also intend to participate in the Tricare Retail Pharmacy program, under which we will be required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act (“FCA”) and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that any submissions we are required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect.
We are subject to federal, state and foreign healthcare laws and regulations, including fraud and abuse laws. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of ZELSUVMI, approved products not yet launched and other product candidates, if approved. Our arrangements and interactions with healthcare professionals, third-party payors, patients and others will expose us to broadly applicable fraud and abuse, antikickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute ZELSUVMI, approved products not yet launched and other product candidates, if we obtain regulatory approval. The U.S. federal healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, (anything of value), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers, formulary managers, and patients on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it;
•the federal civil FCA, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the entity to the government in recovery or settlement. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA;
•the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
•the federal HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, or for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year;
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer, including private insurers. Some state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing- related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes of conduct; and
•analogous foreign laws and regulations, including restrictions imposed on the promotion and marketing of medicinal products in the EU member states and other countries, restrictions on interactions with healthcare professionals and requirements for public disclosure of payments made to physicians. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.
Ensuring that our business arrangements and interactions with healthcare professionals, third-party payors, patients and others comply with applicable healthcare laws and regulations will require substantial resources. Various state, federal and foreign regulatory and enforcement agencies continue actively to investigate violations of healthcare laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools.
It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to costly investigations, significant civil, criminal and administrative monetary penalties, imprisonment, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations or financial results. Any action against us for violation of these laws or regulations, even if we successfully defend against us, could cause us to incur significant legal expenses and generate negative publicity, which could harm our financial condition and divert our management’s attention from the operation of our business.
Changes in and actual or perceived failures to comply with applicable data privacy, security and protection laws, regulations, standards and contractual obligations may adversely affect our business, operations and financial performance.

We and our partners are or may become subject to federal, state, and foreign laws, requirements and regulations that govern data privacy and security. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact of future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations, and standards is high and likely to increase in the future.
In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws. HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission, and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.
Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of as amended by the California Privacy Rights Act(collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We also may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area(“EEA”) or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted our Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes, and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Further, the U.S. Department of Justice recently issued a final rule that went into effect in April 2025, known as the “Data Security Program,” (the “DSP Rule”), which regulates data transactions that could grant access to US sensitive personal data to certain foreign actors with connections to “countries of concern,” such as China, which the DSP refers to as “covered persons.” As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, after the end of the transition period following the United Kingdom’s departure from the European Union, we are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. Failure or perceived failure to comply with the GDPR, the UK GDPR, and other countries’ privacy or data security-related laws, rules, or regulations could result insignificant regulatory penalties and fines, affect our compliance with contracts entered into with our partners, collaborators and other third-party payors, and could have an adverse effect on our reputation, business, and financial condition.
Furthermore, the Federal Trade Commission (“FTC”) also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the Federal Trade Commission Act. Failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information we hold, the size and complexity of our business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states ‘attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.
Compliance with applicable data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties comply with any such laws, rules, or regulations, or adequately address privacy and security concerns, even if unfounded, could result in government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.
If plaintiffs bring product liability lawsuits against us or our partners, we or our partners may incur substantial liabilities and may be required to limit commercialization of our approved products, approved products not yet launched and product candidates.

As is common in our industry, we and our partners face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and face an even greater risk for commercialized products. Although we are not currently a party to product liability litigation, if we are sued, we may be held liable if any product or product candidate we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates, partnered products or products that we may develop, injury to our reputation, discontinuation of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and product recall or withdrawal from the market and the inability to commercialize any products that we develop. We have product liability insurance that covers up to a $15 million annual limit. Our insurance coverage may not be sufficient to cover all of our product liability-related expenses or losses and may not cover us for any expenses or losses we may suffer. If we are sued for any injury caused by our product candidates, partnered products or any future products, our liability could exceed our total assets.
We face risks related to handling of hazardous materials and other regulations governing environmental safety.
Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. Although we have secured clearance from the EPA historically, and while we are currently operating in material compliance with applicable EPA rules and regulations, our business could be adversely affected if the EPA discovers that we or an acquired business is not in material compliance with these rules and regulations.
In the future, we may pursue the use of other surfactant substances that will require clearance from the EPA, and we may fail to obtain such clearance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.
We may also be subject to other laws and regulations not specifically targeting the healthcare industry.

Certain regulations not specifically targeting the healthcare industry also could have material effects on our operations. For example, the California Financing Law (“CFL”),Division 9, Sections 22000-22780.1 of the California Financial Code, could be applied to us as a result of loans or similar arrangements we enter into with partners. If a regulator were to take the position that such loans were covered by the California Financing Law, we could be subject to regulatory action that could impair our ability to continue to operate and may have a material adverse effect on our profitability and business as we currently do not hold a CFL finance lenders license. Pursuant to an exemption under the CFL, a person may make five or fewer commercial loans with a California nexus in a 12-month period without a CFL finance lenders license if such loans are “incidental” to the business of the person making the loan. This exemption, however, creates some uncertainty as to which loans could be deemed as incidental to our business. In addition, there is another exemption that would allow a person without a CFL finance lenders license to make a single commercial loan with a California nexus in a12-month period.
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
If there is extreme market volatility and trading patterns in our Common Stock, it may create several risks for investors, including the following:
•the market price of our Common Stock may experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals;
•if our future market capitalization reflects trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses as prices decline once the level of market volatility has abated;
•if the future market price of our Common Stock declines, purchasers of shares of Common Stock may be unable to resell such shares at or above the price at which they acquired them. We cannot assure such purchasers that the market of our Common Stock will not fluctuate or decline significantly in the future, in which case investors could incur substantial losses.

Further, we may incur rapid and substantial increases or decreases in our Common Stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our Common Stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:
•actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•our current inability to pay dividends or other distributions;
•publication of research reports by analysts or others about us or the industry in which we operate, including the pharmaceutical or biotechnology industry which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•changes in market valuations of similar companies;
•market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•additions or departures of key personnel;
•actions by institutional or significant stockholders;
•short interest in our Common Stock or our other securities and the market response to such short interest;
•the dramatic increase in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;
•speculation in the press or investment community about our company or industries in which we operate;
•strategic actions by us or our competitors, such as acquisitions or other investments;
•legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the FDA;
•investigations, proceedings, or litigation that involve or affect us;
•the occurrence of any of the other risk factors included in this Annual Report on Form 10-K; and
•general market and economic conditions.

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
If we cannot maintain the listing of our Common Stock for trading on NYSE American, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our Common Stock;
•reduced liquidity for our Common Stock;
•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Stock;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional Common Stock or obtain additional financing in the future.

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
The Company has issued Series A Preferred Stock, par value of $0.0001 per share. For further information regarding our shares of Series A Preferred Stock, please refer to the Certificate of Designations of Series A Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on July 1, 2025 filed as an exhibit to, and the disclosure contained in, our Form S-1A filed with the SEC on January 20, 2023.
The Company has issued Series C Convertible Redeemable Preferred Stock, par value of $0.0001 per share (“Series C Preferred Stock”). For further information regarding our shares of Series C Preferred Stock, please refer to the Certificate of Designations of Series C Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on November 8, 2024 filed as an exhibit to, and the disclosure contained in, our Post-Effective Amendment No. 1 on Form S-1 filed with the SEC on November 22, 2024.

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

Our articles of incorporation require that, to the fullest extent permitted by law, and unless we otherwise consent in writing to the selection of an alternative forum, the Second Judicial District Court, in and for the State of Nevada, located in Washoe County, Nevada, (or if the Second Judicial District Court does not have jurisdiction, any other state district court located in the State of Nevada, and if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada), will be the exclusive forum for each of the following:
•any derivative action, suit or proceeding brought on behalf of the Company,
•any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder of the Company to the Company or to the Company’s stockholders, or
•any action, suit or proceeding arising pursuant to any provision of the Nevada Revised Statutes (“NRS”) Chapter 78 of the State of Nevada, as amended or our bylaws or our articles of incorporation (as either may be amended and/or restated from time to time)

The exclusive forum provision provides federal courts located in the State of Nevada as the forum for suits brought to enforce any duty or liability for which Section 27 of the Exchange Act establishes exclusive jurisdiction with the federal courts, or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision will benefit the Company by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
Our Series A Preferred Stock and Series C Preferred Stock have liquidation preferences over our Common Stock.

Our Series A Preferred Stock and Series C Preferred Stock have liquidation preferences that gets paid prior to any payment on our Common Stock. As a result, if we were to liquidate, dissolve or wind-up, each holder of our Series A Preferred Stock and Series C Preferred Stock would have the right to receive payment out of our assets available for distribution, before any amount is paid to the holders of our Common Stock, in an amount per share such holder would receive if such holder converted such preferred share into Common Stock immediately prior to the date of such payment. Holders of the Series A Preferred Stock will be entitled to receive dividends. The payment of the liquidation preferences on the Series A Preferred Stock could result in holders of our Common Stock not receiving any proceeds if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.
The existence of the liquidation preferences may reduce the value of our Common Stock, make it harder for us to sell shares of Common Stock in offerings in the future, or prevent or delay a change of control.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, or we don’t meet expectations in those research reports, our Common Stock price and trading volume could decline.
The trading market for our Common Stock may depend in part on the research and reports that securities or industry analysts may publish about us or our business, our market and our competitors. We do not have any control over such analysts. If one or more such analysts downgrade or publish a negative opinion of our Common Stock or we do not meet expectations as set forth in those research reports, the Common Stock price would likely decline. If analysts do not cover us or do not regularly publish reports on us, we may not be able to attain visibility in the financial markets, which could have a negative impact on our Common Stock price or trading volume.
The price of our securities may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our securities.

The market price of our securities is likely to be highly volatile due to many factors, including:

•our ability to successfully proceed to and conduct clinical trials;
•results of preclinical and clinical trials of our existing lead or new future compounds or those of our competitors;
•the success of competitive products or technologies;
•commencement or termination of collaborations;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our current or future compounds or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license additional new compounds;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•a slowing growth rate or decline in our revenue associated with the sale of our products;
•our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•seasonality associated with officer closures, weather, and other factors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.

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

Our management will have broad discretion in the application of our cash and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our Common Stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our Common Stock to decline and delay the development of any new compounds that we may develop. Pending their use, we may invest our cash in a manner that does not produce income or that loses value.
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
Other Risks and Uncertainties Affecting Our Business
The occurrence of a catastrophic disaster could disrupt our business, damage our facilities beyond insurance limits, increase our costs and expenses, or we could lose key data which could cause us to curtail or cease operations.
We are vulnerable to damage, business disruptions and/or loss of vital data from natural or man-made disasters, such as earthquakes, tornadoes, severe weather conditions, power loss, fire, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our business could be seriously impaired. We maintain property, liability, and business interruption insurance which may not be adequate to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.
Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have an adverse impact on our results of operations and our market value.

The total purchase price pertaining to transactions that result in the fair valuing of assets and liabilities, may be allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and our market value.
Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, military conflicts, including Operation Epic Fury involving U.S. military strikes against Iran, the wars between Russia and Ukraine and Israel and Hamas, terrorism, public health emergencies or pandemics, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future to contribute to, increased volatility and diminished expectations for the economy and the markets. Sanctions imposed by the United States and other countries in response to military conflicts, including the wars between Russia and Ukraine and Israel and Hamas, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our value may decline. We cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.

Our business is subject to risks arising from pandemic and epidemic diseases.

Future pandemics, including the residual effects of the COVID-19 pandemic, or other public health epidemics, pose the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. Although we currently do not believe the COVID-19 pandemic is having a material impact on our business, we cannot guarantee that pandemics, such as COVID-19 or the emergence of variants thereof, or a similar event, will not impact our operations in the future.
Although we believe that we and our partners have adjusted their business practices to the impacts of the COVID-19 pandemic, in the future, we may experience similar pandemics or epidemic diseases that could severely impact our business, drug manufacturing and supply chain, nonclinical activities and clinical trials, including due to delays or difficulties in enrolling patients in clinical trials, diversion of healthcare resources away from the conduct of clinical trials, interruption of, or delays in receiving, supplies of product or product candidates from contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, interruption or delays to discovery and development pipelines and difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols.
The extent to which the emergence of new variants of COVID-19, or any other outbreak of a pandemic or epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain our impact. Further, to the extent any pandemic or epidemic disease adversely affects our business and financial results, we may also have the effect of heightening many of the other risks described in this section.
The biopharmaceutical industry may be negatively affected by federal government deficit reduction policies, which could reduce the value of ZELSUVMI.

In an effort to contain the U.S. federal deficit, the biopharmaceutical industry could be considered a potential source of savings and could be the target of legislative proposals aimed at reducing federal expenditures. Government action to reduce U.S. federal spending on entitlement programs, including Medicare, Medicaid or other publicly funded or subsidized health programs, or to lower drug spending, may affect payment for ZELSUVMI. These and any other cost controls or any significant additional taxes or fees that may be imposed on the biopharmaceutical industry as part of deficit reduction efforts could reduce cash flows and adversely affect our business, financial condition or results of operations.
We may pursue strategic transactions, including asset divestitures, sales, spin‑outs or other distributions, which could materially adversely affect our business, financial condition, results of operations and the value of our securities.
From time to time, we may evaluate and pursue strategic transactions, including the divestiture, sale, spin‑out or other disposition of certain assets, businesses or subsidiaries, or the distribution of assets or securities to our stockholders, including through dividends or other means. For example, we may in the future determine to separate one or more businesses or subsidiaries from the Company. Any such transaction could divert management’s attention and resources away from our ongoing operations and could be complex, time‑consuming and costly to execute. Separating a business or subsidiary may involve challenges related to disentangling operations, personnel, intellectual property, contractual arrangements, financial reporting systems and other infrastructure, and may result in the loss of operational or strategic benefits previously realized from the combined organization. Further, we may opt not to consummate any divesture, sale or spin-out that we evaluate and pursue.
In addition, any divestiture, sale or spin‑out could result in the loss of revenues, cash flows or other benefits associated with the assets or businesses that are separated, and could expose us to liabilities, disputes or litigation arising from the transaction or the post‑separation relationship between the Company and the separated business. We may also incur significant transaction‑related costs, restructuring charges, impairment charges or other expenses, and we may be required to obtain regulatory approvals or third‑party consents that could delay or prevent the completion of a transaction or impose conditions that reduce its anticipated benefits. Further, such transactions could result in adverse tax consequences to us or our stockholders, including the risk that a transaction does not qualify as tax‑free for U.S. federal income tax purposes.
If we were to distribute shares of a subsidiary or other business to our stockholders, there can be no assurance that an active trading market for such securities would develop or be sustained, or that the market value of such securities would reflect the value that stockholders might expect. Any of these factors could cause our remaining business to be less diversified, more exposed to market or operational risks, or less able to generate sufficient revenues or cash flows, and could materially adversely affect our business, financial condition, results of operations and the value of your investment in our securities.
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
We have previously identified material weaknesses in our internal control over financial reporting.

Prior to our IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit and review, as applicable, of our consolidated financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses in our case arose from inadequate segregation of duties, ineffective information technology controls and lack of certain financial reporting and transaction processing controls.
As part of the Merger, we have increased the number of and improved the qualifications of those employees related to both information technology and financial reporting for the Company. In addition, since the Merger, the Company has migrated its primary information technology systems and financial reporting platform to those systems acquired as part of the Merger, including an ERP system. The expansion in the number of personnel within the finance and accounting function has allowed for (i) more robust operating and disclosure controls, (ii) significantly optimized segregation of duties, and (iii) the documentation and implementation of additional controls. We have devoted, and plan to continue to devote, significant efforts and resources to our internal control over financial reporting with respect to the complex accounting matters associated with a commercial pharmaceutical business. During the quarter ended December 31, 2025, we have engaged additional sources of personnel with technical expertise to assist in accounting for certain transactions during the year ended December 31, 2025. Based on the actions taken since the Merger, and management’s assessment as of December 31, 2025, we have concluded that we have remediated the material weaknesses from the prior year and that our internal control over financial reporting is now effective.
If we fail to maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate consolidated financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.
Our failure to maintain compliance with stock exchange listing requirements could result in our Common Stock being delisted.
Our Common Stock is listed on NYSE American. We are required to meet certain financial and other listing standards. If we fail to satisfy these requirements, our Common Stock could be subject to delisting. Delisting could reduce the liquidity of our Common Stock, limit our ability to raise capital and adversely affect the market price of our Common Stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We maintain a comprehensive cybersecurity risk management program designed to identify, assess, and mitigate material risks posed by evolving cybersecurity threats.

Our program employs a multi‑layered strategy that includes:
•Governance through policies and technical controls that guide employee behavior and enforce secure practices.
•Centralized access administration, including required manager and system‑owner approvals, and prompt removal of access when roles change.
•Access provisioning based on the Principle of Least Privilege (PoLP) to restrict hardware, network, and data access to only what users need.
•Ongoing monitoring using a variety of software tools to detect potential cyber threats.
•Ongoing evaluation and improvement of cybersecurity safeguards employed by the company.
•Multi-layered system and data backup strategies for effective mitigation of potential cyber events.
•Ongoing employee education, including regular cybersecurity training and phishing simulations.
These controls work together to strengthen our security posture and safeguard the organization’s information assets.
To date, cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company. See “Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs” and “ Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability” in the “Risk Factors” section of this Annual Report on Form 10-K for further information.
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
Item 2. Properties
Our principal executive offices and primary API manufacturing operations are located in leased facilities in Durham, North Carolina. We lease approximately 19,265 rentable square feet within the Triangle Business Center pursuant to a lease that commenced in January 2021 and, as amended, has a term extending into 2032. The facility serves as our corporate headquarters and our primary site for the manufacturing of berdazimer sodium API used in ZELSUVMI. We own and operate the specialized manufacturing equipment used in API production at this site. The lease includes one option to extend the term for an additional five years at market rates, which we have not yet elected.
The Durham facility contains validated production suites, quality control laboratories, warehouse space, and administrative offices that support our commercial API manufacturing activities. We believe this facility provides sufficient capacity to meet our current commercial demand forecasts and allows for operational expansion through additional shifts without the need for significant new capital investment.
We do not own any real property. Other than the Durham facility described above, we do not lease any additional properties that we consider material to our business. Manufacturing of our finished drug product, ZELSUVMI, is conducted by a third-party contract manufacturer and does not require us to maintain additional owned or leased manufacturing real estate.
We believe our existing facilities are adequate for our current needs and that suitable additional space would be available on commercially reasonable terms if required in the future.

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
By Order dated October 3, 2024, the court in the New York Action awarded Chromocell a default judgment against Mr. Kopfli and Chromocell Holdings on all claims. On October 7, 2025, following an inquest held before the Court regarding Chromocell’s damages, a judgment was entered in favor of Chromocell and against Mr. Kopfli and Chromocell Holdings, jointly and severally, in the amount of $17,950,810, as well as additional damages against Mr. Kopfli in the amount of $348,461. As of June 30, 2025, the Company has removed the accrual of $348,461 in compensation expenses (the “Judgment”). By a subsequent Order dated February 27, 2026, the Court in the New York Action ordered the assignment of Chromocell Holdings’ rights, title and interest in and to U.S. Patent No. 10,179,781 and its foreign counterparts to Chromocell in partial satisfaction of the Judgment.
Lang Demand Letter
On July 24, 2025, the Company received a demand latter (the “Lang Demand Letter”) from an attorney representing Dr. Eric Lang, the former Chief Medical Officer of the Company. The Lang Demand Letter asserted that the Company breached Dr. Lang’s employment contract with the Company and violated Dr. Lang’s rights under New Jersey wage and hour laws and the federal Consolidated Omnibus Budget Reconciliation Act. The Lang Demand Letter asserted potential liability of as much as $1,008,095, an amount that included liquidated damages of $640,000 that the Company believed was unavailable under applicable law. The Company settled the matter without payment of any liquidated damages. There is one remaining payment due under the employment contract, which is to be made not later than March 15, 2026. The Company believes that this matter has been full resolved.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock is listed on NYSE American under the trading symbol “PTHS.”
Holders
As of March 11, 2026, there were 3,355,543 shares of our Common Stock outstanding. The number of record holders of our Common Stock is small because many of our shares are held in “street name” by brokers and other nominees on behalf of beneficial owners.
Dividends
We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, and other factors our Board deems relevant.
Recent Sales of Unregistered Securities
On January 23, 2025, the Company agreed to issue 2,500 shares of Common Stock to a vendor in consideration for the services provided by the vendor to the Company.
In conjunction with the consummation of the Merger, the Company closed the PIPE Financing pursuant to the Securities Purchase Agreement executed concurrently with the Merger Agreement, by and among the Company, and the PIPE Investors. At the closing of the PIPE Financing, the Company issued an aggregate of 50,100 shares of Series A Preferred Stock to the PIPE Investors for gross proceeds of approximately $50.1 million, consisting of approximately $50.0 million in cash and the conversion of approximately $0.1 million of principal and interest under an outstanding convertible note.
Each share of Series A Preferred Stock is convertible into shares Common Stock, subject to certain beneficial ownership limitations, including a 49.9% cap for Ligand and a 4.99% or 9.99% cap for other PIPE Investors. Immediately following the PIPE Financing, certain PIPE Investors converted 23,810 shares of Series A Preferred Stock into an aggregate of 2,381,000 shares of Common Stock.
The Securities Purchase Agreement for the Series A Preferred Stock also provides the PIPE Investors with customary rights, including participation rights in future financings, anti-dilution protections, and registration rights pursuant to a certain registration rights agreement entered into on the Merger Closing Date. The Company was obligated to file a resale registration statement with the SEC covering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock, which became effective on September 24, 2025.
On November 6, 2025, the Company issued and sold to investors pursuant to a securities purchase agreement, senior secured convertible notes of the Company, in the aggregate original principal amount of $18.0 million, which are convertible into shares of the Company’s Common Stock (the “Convertible Notes”). Each Convertible Note is convertible into shares of Common Stock, subject to certain beneficial ownership limitations, including a 49.9% cap for Ligand and a 4.99% or 9.99% cap for other convertible noteholders.
The Securities Purchase Agreement for the Convertible Notes also provides the PIPE Investors with customary rights, including participation rights in future financings, anti-dilution protections, and registration rights pursuant to a Registration Rights Agreement entered into on November 6, 2025 (the “Convertible Note Registration Rights Agreement”). The Company was obligated to file a resale registration statement with the SEC covering the shares of Common Stock issuable upon conversion of the Convertible Notes, which became effective on February 9, 2026.
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Background
Pelthos Therapeutics Inc. is a bio-pharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens. The Company currently has three FDA approved products in its commercial portfolio, in various stages of commercialization, including ZELSUVMITM, XEPI®, and XEGLYZE®.
The Merger between Channel and LNHC resulted in the Company initially having (i) a commercially marketable product, ZELSUVMI for the treatment of molluscum contagiosum, which was launched in July 2025 shortly after the Merger; (ii) a manufacturing facility, equipment and know-how to produce the API used in ZELSUVMI and the NITRICILTM technology platform; and (iii) clinical-stage assets which selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. In addition, during the fourth quarter of 2025 the Company acquired two additional FDA approved products to expand its commercial product portfolio.
Recent Business Updates
Venture Loan and Security Agreement
On January 12, 2026, the Company entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent. The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million. The proceeds of the facility will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for the launch of two recently acquired products, working capital and general corporate purposes. The Company borrowed $30.0 million of the facility on January 12, 2026. The remaining $20.0 million of the facility may be borrowed upon the achievement by the Company of certain milestones set forth in the Venture Loan and Security Agreement.
Trends and Other Factors Affecting Our Business
Seasonality
Sales of ZELSUVMI may be affected by a number of factors, including but not limited to annual insurance deductible resets, weather, HCP office openings, holidays and school and summer activities.

During the fourth quarter of 2025, we experienced a downward impact on the growth of total prescriptions of ZELSUVMI associated with, we believe, is the seasonality corresponding with HCP office closures for the Thanksgiving, Christmas and New Year’s holidays. In addition, we believe that certain severe weather events, in addition to these holidays, may influence the ability of patients suffering from molluscum, or their care givers, from scheduling appointments with healthcare professionals. Also, many healthcare professionals also take time-off during these periods, which may impact the total number of prescriptions of ZELSUVMI written.

During the first quarter of 2026, we experienced a return to the previous growth trend for total prescriptions of ZELSUVMI, which we believe supports our belief that there is an element of seasonality related to the total number of prescriptions written for ZELSUVMI at certain times during the year.

Our Customers
The Company primarily sells its ZELSUVMI product to national and regional wholesaler channels. Our wholesalers purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and mail order pharmacies.
As of December 31, 2025, three of the Company’s wholesaler customers accounted for 90% of its total gross accounts receivable balance at 38%, 31% and 21%, respectively. In addition, for the year ended December 31, 2025, these three wholesalers accounted for 89% of gross revenue at 35%, 28% and 26%, respectively.
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
•The Company must effectively implement and maintain sales, marketing and distribution capabilities for our products to successfully commercialize and generate revenues from our products.
•Our products must achieve a broad degree of physician and patient adoption and use necessary for commercial success. The commercial success of our approved products depends significantly on the broad adoption and use of such products by physicians and patients for approved indications.
•Our product revenues will be dependent on sales to a few significant wholesale customers and the loss of, or substantial decline in, sales to one of these wholesale customers could have a material adverse effect on our expected future revenues and profitability.
•Delays or disruptions in our supply chain and the manufacturing of our product could adversely affect our sales and marketing efforts.
•Unexpected results in the analysis of raw materials, the API or drug product or problems with the execution of or quality systems supporting the analytical testing work, whether conducted internally or by third-party service providers, could adversely affect our commercialization activities.

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
The post-Merger operating results of LNHC are reflected within the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2025, specifically from July 1, 2025 through December 31, 2025.
Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		Change
	2025	2024	$
Revenue
Net product revenues	$16,206	$—	$16,206
License and collaboration revenues	589	—	589
Total revenue	16,795	—	16,795
Operating expenses
Cost of goods sold	3,988	—	3,988
Selling, general and administrative	42,453	6,392	36,061
Research and development	1,228	1,179	49
Amortization of intangible assets	1,556	—	1,556
Total operating expenses	49,225	7,571	41,654
Operating loss	(32,430)	(7,571)	(24,859)
Other (expense) income
Interest expense	(3,012)	(786)	(2,226)
Impairment of intangible assets	(285)	—	(285)
Change in fair value of convertible debt	(14,984)	—	(14,984)
Interest income and other income	5	402	(397)
Total other (expense) income	(18,276)	(384)	(17,892)
Net loss before provision for income taxes	(50,706)	(7,955)	(42,751)
Provision for income taxes	(7,387)	—	(7,387)
Net loss and comprehensive loss	$(43,319)	$(7,955)	$(35,364)
Net Product Revenues
The Company currently sells ZELSUVMI to national and regional wholesalers in the United States. Revenue from product sales is recognized when the customer obtains control of the Company's product, which typically occurs on delivery. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of prompt-pay discounts, distribution service fees, government rebates, co-payment assistance and payor rebates and administration fees for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).
For the year ended December 31, 2025, net product revenues were $16.2 million. Net product revenues relate solely to the commercial launch of ZELSUVMI, which was announced on July 10, 2025.

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
License and collaboration revenues for the year ended December 31, 2025, were $0.6 million. This revenue is related to recognition of deferred revenue from a collaboration agreement with Sato Pharmaceutical Co., Ltd. (“Sato Agreement”).
For information about the Sato Agreement, see Note 6 — “Sato Agreement” in the accompanying notes to our consolidated financial statements.
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
The following table sets forth our cost of goods sold for the year ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		Change
	2025	2024	$
Cost of goods sold:
Products sold (including ASC 805 fair value adjustments)	$2,933	$—	$2,933
Write-off of inventory	1,055	—	1,055
Total cost of goods sold	$3,988	$—	$3,988
The Company recorded work-in-process write-offs of $0.8 million during the year ended December 31, 2025 related to out of specification issues related to one manufactured batch of API and $0.3 million related to previously capitalized process validation expenses.
As part of the Merger, certain inventoried items were revalued subject to ASC 805, Business Combinations (“ASC 805”), as of July 1, 2025. For more information, see Note 3 — “Acquisition of LNHC, Inc.” in the accompanying notes to our consolidated financial statements.
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
The following table summarizes our SG&A expense for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		Change
	2025	2024	$
Personnel expense:
Salaries, incentive pay and benefits	$14,155	$1,372	$12,783
Stock-based compensation	5,461	1,560	3,901
Total personnel expense	19,616	2,932	16,684
Non-personnel expense:
Marketing, sales and commercial	7,796	—	7,796
Facilities, manufacturing and depreciation	2,541	—	2,541
Corporate and professional services	7,506	3,460	4,046
Travel	991	—	991
Royalty and milestones	2,836	—	2,836
Regulatory and other	1,167	—	1,167
Total non-personnel expense	22,837	3,460	19,377
Total SG&A expense	$42,453	$6,392	$36,061
The increase in SG&A for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily due to increased headcount and other costs associated with the commercial launch of ZELSUVMI, which commenced on July 10, 2025. The additional expenses in 2025 include selling, patient services, pharmacovigilance, marketing, advertising, travel, sponsorships and trade shows related to the commercial detailing of ZELSUVMI. As of December 31, 2025 the Company had approximately 53 territory managers and regional sales managers actively engaged in commercialization efforts related to ZELSUVMI.
In addition, certain corporate, administrative, consulting, legal, patent, insurance, accounting, public company, information technology and facilities expenses have increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, following the launch of ZELSUVMI and the Merger.
Research and Development Expense
Research and development (“R&D”) expenses are recognized as they are incurred based on actual work completed through monitoring invoices received and discussions with internal personnel and external service providers as to the progress or stage of completion of preclinical activities, clinical studies and related supporting services for non-commercial assets.
R&D expenses related to the level of activities related for our NaV1.7 pain programs for the years ended December 31, 2025 and 2024 are noted below (in thousands):

	Years Ended December 31,		Change
	2025	2024	$
R&D expense:
Consultants, chemistry manufacturing, controls and other	$1,228	$1,179	$49
Total R&D expense	$1,228	$1,179	$49

Amortization of Intangible Assets Expense
The amortization of intangibles is primarily related to (a) the Company's purchase accounting of LNHC associated with the Merger upon which the Company recognized intangible assets for (i) the rights it has to make, use and sell ZELSUVMI, and (ii) the Sato Agreement; and (b) the asset acquisition accounting for both the XEPI and XEGLYZE assets acquired during the fourth quarter of 2025.
These assets are being amortized on a straight-line basis over the lesser of the term of the agreement and the useful life of the license or asset. For the year ended December 31, 2025, amortization of intangible assets was $1.6 million. For more information, see Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our consolidated financial statements.
Interest Expense
Interest expense is primarily attributable to (a) interest on outstanding debt; and (b) the accounting treatment of certain royalty and purchases agreements entered into by the Company. Outstanding debt relates to the Convertible Notes, whereas the (i) Reedy Creek Purchase Agreement, (ii) ZELSUVMI Royalty Agreement, (iii) Channel Products Royalty Agreement, (iv) XEPI Royalty Agreement and (v) the Sato Payments related to amendments to prior royalty agreements or new royalty agreements associated with the closing of the convertible note.
The Company accounts for the royalty and purchase agreements as liabilities and will accrete the financings using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated lives of the applicable agreements. At the effective date of the agreements, the effective annual interest rate of the specific financing was estimated and contains significant assumptions that affect both the amount recorded at the effective date and the interest expense that will be recognized over the term of the corresponding agreement.
The Company periodically assesses the estimated royalty payments and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments and the amount of interest expense recorded by the Company over the term. Such factors include, but are not limited to, volumes of revenue generated by the underlying products, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authorities placing restrictions on the use of the drug products, delays or discontinuation of development and commercialization applicable products, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both forecasted revenues and interest expense.
For more information, see Note 8 — “Reedy Creek Liability” and Note 9 — “License and Other Agreements” in the accompanying notes to our consolidated financial statements.
The following table summarizes our interest expense for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		Change
	2025	2024	$
Interest expense:
Reedy Creek Purchase Agreement	$(1,271)	$—	$(1,271)
ZELSUVMI Royalty Agreement	(897)	—	(897)
Channel Products Royalty Agreement	(149)	—	(149)
Xepi Royalty Agreement - Convertible Note	(53)	—	(53)
Sato Payments - Convertible Note	(27)	—	(27)
Convertible Note	(234)	—	(234)
Other	(381)	(786)	405
Total interest expense	$(3,012)	$(786)	$(2,226)

Impairment of Intangible Assets
For the year ended December 31, 2025, the Company recorded an impairment of $0.3 million related to its Sato license intangible asset recorded as part of the Merger, based on the terms of the convertible note entered into on November 6, 2025. As partial consideration for the Convertible Notes, the Company granted to each of the convertible note investors (i) a 5.0% royalty on net sales of XEPI and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors. See Note 5 — “Goodwill and Intangible Assets” and Note 7 — “Notes Payable” in the accompanying notes to our consolidated financial statements for detail.
Change in Fair Value of Convertible Debt
On November 6, 2025, the Company entered into a securities purchase agreement with certain investors, including Ligand, pursuant to which, among other things, on the closing date, the convertible investors purchased for cash, and the Company issued and sold to the convertible investors, senior secured Convertible Notes of the Company in the aggregate original principal amount of $18.0 million, which are convertible into shares of the Company’s Common Stock at a conversion rate of $29.73. The Convertible Notes accrue interest at a rate of 8.5% per annum and mature on November 6, 2027.
The Company analyzed the terms of the Convertible Notes and its embedded features concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and will subsequently measure the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to Company credit risk.
Due to the significant related-party relationships with certain investors and Ligand, the convertible securities purchase agreement is not presumed to be at arms-length. The Company estimated the initial fair value of the Convertible Notes and royalty obligations to be in excess of the transaction price. Accordingly, the Company initially recorded both instruments, which were determined to be free standing, at the issuance date fair value of $34.6 million and $3.2 million, respectively. This resulted in a loss on issuance of approximately $18.1 million. Subsequent to the issuance date of the Convertible Notes, the Company recorded an adjustment to fair value of the notes in the consolidated statement of operations in the amount of $3.2 million for the year ended December 31, 2025. As such, for the year ended December 31, 2025, total change in fair value of convertible debt was $14.9 million. See Note 7 — “Notes Payable” in the accompanying notes to our consolidated financial statements for additional detail.
Provision for Income Taxes
For the year ended December 31, 2025, the Company recorded an income tax benefit of $7.4 million. Prior to the LNHC acquisition, the Company had a deferred tax asset related to net operating losses that was fully offset with a valuation allowance. Based on the December 31, 2025 consolidated Company tax position, including both deferred tax assets related to historical net operating loss carryforwards and deferred tax liabilities associated with the LNHC acquisition, for the year ended December 31, 2025 the Company recorded an income tax benefit, primarily related to the release of valuation allowance for historical deferred tax assets. See Note 3 — “Acquisition of LNHC, Inc.” in the accompanying notes to our consolidated financial statements for additional details.
Liquidity and Capital Resources
During the year ended December 31, 2025, the Company had a net loss of approximately $43.3 million. As of December 31, 2025, the Company had cash of approximately $18.0 million and working capital of $27.4 million. For the year ended December 31, 2025, the Company recorded net revenue in the amount of $16.2 million, which represented six months of commercial activity for its lead commercial product, ZELSUVMI. For the year ended December 31, 2025, the Company recorded total operating expenses of $49.2 million.
On January 12, 2026, the Company entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent. The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million. The proceeds of the facility will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for the launch of two recently acquired products, working capital and general corporate purposes. The Company borrowed $30.0 million of the facility on January 12, 2026. The remaining $20.0 million of the facility may be borrowed upon the achievement by the Company of certain milestones set forth in the Venture Loan and Security Agreement.
As further discussed in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying notes to our consolidated financial statements, in prior periods, management disclosed substantial doubt about the Company’s ability to continue as a going concern. The conditions and events that previously raised substantial doubt have been alleviated by management’s plans and actions. Based on current projections, including forecasted cash flows related to net product sales of ZELSUVMI, proceeds from the convertible note agreement in November 2025, proceeds from the initial draw of the January 2026 Venture Loan and Security Agreement, and the potential additional availability under the January 2026 Venture Loan and Security Agreement, management believes it has sufficient capital, or access to capital, to fund its operations through at least the next twelve months following the issuance of the accompanying consolidated financial statements and management has concluded there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40, Presentation of Financial Statements - Going Concern. While risks remain, management believes available liquidity and cash generation from operations are sufficient for near-term needs.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(22,590)	$(5,792)
Investing activities	(5,236)	—
Financing activities	45,336	6,209
Net increase in cash, cash equivalents and restricted cash	$17,510	$417
Net Cash Used in Operating Activities
For the year ended December 31, 2025, net cash used in operating activities was $22.6 million and consisted primarily of a net loss of $43.3 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $5.5 million, (ii) amortization of definite lived intangible assets of $1.6 million, (iii) $0.7 million of depreciation expense, (iv) $2.4 million of accretion of interest expense for royalty obligations, (v) $1.1 million related to inventory write-offs, (vi) $0.3 million amortization of debt discount, (vii) $0.1 million of lease amortization, (viii) change in fair value of Convertible Notes of $15.0 million, (ix) impairment of intangible assets of $0.3 million, and (x) a $6.1 million decrease in cash related to changes in operating assets and liabilities.
The favorable impacts to cash related to changes in assets and liabilities was primarily due to (i) a $1.8 million change in inventory, (ii) a change in accounts payable and accrued expenses of $1.4 million and $6.2 million, respectively, (iii) a change in operating lease assets of $0.3 million, and (iv) a change in contingent consideration and other long-term assets and liabilities of $2.2 million. The unfavorable impacts to cash related to changes in (i) accounts receivable of $8.8 million, (ii) prepaid expenses and other assets of $0.9 million, (iii) operating lease liabilities of $0.3 million, (iv) a change in deferred revenue of $0.6 million, and (v) a change in deferred tax liabilities of $7.4 million. The change in operating assets and liabilities and related changes from the prior period primary relate to acquisition of LNHC, Inc. See Note 3 — “Acquisition of LNHC, Inc.” to the accompanying consolidated financial statements for additional detail.
For the year ended December 31, 2024, the Company incurred a net loss of $8.0 million and net cash flows used in operating activities was $5.8 million. The cash flow used in operating activities was primarily due to net loss, offset by stock-based compensation expense of $1.8 million, amortization of debt discount of $0.7 million, and a gain on default judgment of $0.4 million, and a change in accounts payable of $1.2 million, offset by a change in prepaid expenses of $0.9 million, a change in accrued expenses of $0.3 million.

Net Cash Provided By Investing Activities
For the year ended December 31, 2025, net cash flows used in investing activities was $5.2 million, related primarily to (i) the acquisition of XEPI for $6.1 million, (ii) the acquisition of XEGLYZE for $1.8 million, and (iii) purchases of property and equipment of $0.1 million, partially offset by $2.8 million related to the LNHC acquisition.
The Company neither received nor used cash in investing activities during the year ended December 31, 2024.
Net Cash Provided by Financing Activities
For the year ended December 31, 2025, net cash flows provided by financing activities were $45.3 million, primarily from (i) net proceeds from the PIPE Financing related to the Merger of $27.4 million following the repayment of bridge loans in the amount of $18.8 million from Ligand and other PIPE Investors and $3.9 million of prior Company obligations and closing expenses, and (ii) gross proceeds from Convertible Notes of $17.9 million.
For the year ended December 31, 2024, net cash flows provided by financing activities were $6.2 million resulting from (i) net proceeds from Common Stock issued for cash of $6.0 million, (ii) $0.1 million from an equity line of credit, and (iii) proceeds from loans of $0.5 million, offset by payment on rescission on stock of $0.1 million, stock repurchases of $0.1 million and payments on loans of $0.2 million.
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
Our future capital requirements will depend on many factors, including, but not limited to:
•The level of sales achieved from the commercialization of ZELSUVMI for the treatment of molluscum contagiosum;
•the costs of commercializing ZELSUVMI, XEPI and XEGLYZE, including our business development and marketing efforts;
•the effect of competing products and other market developments;
•the extent to which the Company acquires or seeks to develop other product candidates;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property and proprietary rights, and
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company.
The Company anticipates that its principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes. However, any potential future additional issuances of equity, or debt that could be convertible into equity, would result in further dilution to our existing stockholders.
Off -Balance Sheet Arrangements
During the twelve months ended December 31, 2025 and 2024, the Company did not have, and it does not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
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
As of December 31, 2025 the last to expire patent related to ZELSUVMI originating from the UNC License Agreement, described below, is May 2026. Prior to the Assignment Agreement, LNHC had progressed the development of that in-licensed intellectual property portfolio from the UNC License Agreement and obtained 12 U.S. patents, in addition to two U.S. patents obtained with the original UNC License Agreement, resulting in a total of 14 issued U.S. patents covering ZELSUVMI. These 14 U.S. patents are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial FDA approval of ZELSUVMI, LNHC applied for a 1,280 day patent term extension (“PTE”), for the U.S. patent covering ZELSUVMI compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
Ligand Assignment Agreement Amendment
As an inducement to certain investors to enter into the Convertible Securities Purchase Agreement, discussed below, the Company and Ligand entered into Amendment No. 1 to the Assignment Agreement (the “Assignment Agreement Amendment”), pursuant to which Ligand agreed to pay the Company (i) 75% of the milestone payment received by Ligand from Sato in respect of the first commercial sale of the “Licensed Product” (as defined in Amended Sato Agreement) in Japan; and (ii) fifty percent (50%) of any other amounts received by Ligand from Sato under the Amended Sato Agreement solely in respect of the “Licensed Product” (and, for the avoidance of doubt, no other product covered by the Amended Sato Agreement) in the “Licensed Field” (in each case, as defined in the Amended Sato Agreement), less any out-of-pocket costs incurred by Ligand to effectuate its rights, obligations and responsibilities under the Amended Sato Agreement.
These amended rights to the Company were subsequently impacted by the terms of the Convertible Notes, in which the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of XEPI (ozenoxacin) cream, for topical use, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors.
Ligand Royalty Agreement
Under the terms of the ZELSUVMI License, Ligand is entitled to (i) a 13% royalty on worldwide sales, excluding, Japan, of ZELSUVMI prior to the expiration of the initial royalty term, defined as on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patent rights that are included in the specified intellectual property and that cover the licensed product; (ii) a 10.4% royalty on worldwide sales, excluding, Japan, of ZELSUVMI after the expiration of the initial royalty term; (iii) upon the first commercial sale of the ZELSUVMI, a $5.0 million milestone; (iv) upon the occurrence obtaining a threshold of $35.0 million in aggregate net sales during four consecutive calendar quarters, a $5.0 million milestone; and (vi) 30% of all non-royalty sublicense income received by the Company or its affiliates from any sublicensee. The first commercial sale milestone has been accrued within accrued expenses on the consolidated balance sheets as of December 31, 2025.
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
In addition, the Company also has development rights for a period of 1 year commencing on the effective date of the ZELSUVMI License, to negotiate a development and funding agreement to develop and commercialize the product program designated by Ligand as SB207. If the Parties are unable to enter into a mutually agreeable development and funding agreement within 1 year of the effective date of the ZELSUVMI License, the Company will have no further rights to the SB207 program under the ZELSUVMI License.
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
July 1, 2025 Royalty Agreements
As an inducement to enter into the Securities Purchase Agreement, See Note 1 — “Organization and Description of Business” in the accompanying notes to our consolidated financial statements for detail, on July 1, 2025 the Company entered into a Purchase and Sale Agreement with Nomis RoyaltyVest LLC (“NRV”) (the “ZELSUVMI Royalty Agreement”), pursuant to which the Company sold to NRV all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments for ZELSUVMI and all accounts with respect thereto. The purchase price was $1,000.
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
On July 1, 2025, the Company and NRV, Ligand, and Madison Royalty LLC, a Colorado limited liability company (“Madison”, being formed on behalf of certain of the legacy Channel directors and management team with the Company’s Chief Financial Officer as the sole and managing member as of July 1, 2025 and December 31, 2025), entered into a Purchase and Sale Agreement (the “Channel Products Royalty Agreement”), pursuant to which the Company sold to each of NRV, Ligand, and Madison, and each of NRV, Ligand, and Madison purchased, all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments all accounts related to or utilizing the covered products, as defined within that agreement (the “Channel Covered Products”). The purchase price was $1,000.
Under the terms of the Channel Products Royalty Agreement, (A) prior to the expiration of the Initial Royalty Term, (i) NRV will receive a 5.3% royalty, Ligand will receive a 1.7% royalty and Madison will receive a 1.5% royalty on Net Sales (as defined in the Channel Products Royalty Agreement) of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide; and (B) after the expiration of the Initial Royalty Term, (i) NRV will receive a 4.24% royalty, Ligand will receive a 1.36% royalty and Madison will receive a 1.2% royalty on Net Sales of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide. The Initial Royalty Term is defined as, on a country-by-country basis, the period of time commencing on the effective date of the Merger and continuing until the expiration or termination of the last to expire valid claim of the patents that cover the Channel Covered Products.
November 6, 2025 Royalty Agreements
On November 6, 2025, concurrent with the XEPI Royalty Agreement, discussed below, the Company and NRV, Ligand, and Madison entered into Amendment No. 1 to the Channel Products Royalty Agreement (the “Amended Channel Products Royalty Agreement”), pursuant to which the Company, NRV, Ligand and Madison amended the definition of the Channel Covered Products to exclude (i) Nitricil-based technology and (ii) XEPI. The Company evaluated the amendment concluding that the modification would be treated as a debt extinguishment as the difference in cash flows is greater than 10%. Due to significant related party relationships with certain investors to the Amended Channel Products Royalty Agreement, the Company determined it appropriate to account for the extinguishment as a contribution increasing additional paid-in capital.
On November 6, 2025, the Company entered into the Convertible Securities Purchase Agreement, discussed below. Also, see Note 7 — “Notes Payable” in the accompanying notes to our consolidated financial statements for additional detail regarding these Convertible Notes.
As partial consideration for the Convertible Notes, the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of XEPI, for topical use, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors, (the “XEPI Royalty Agreement”) and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors (the “Sato Payments”), collective with the Xepi Royalty Agreement, the “Convertible Royalty Agreements”.
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
Prior to the Merger on July 1, 2025, on March 24, 2025, LNHC assigned the Amended Sato Agreement to Ligand, however, LNHC assumed certain contractual liabilities and obligations under the Sato Agreement and certain ancillary and supportive agreements related to the Amended Sato Agreement. In consideration of LNHC addressing these contractual obligations, Ligand was obligated to pass-through all future payments received from Sato to LNHC, however, this obligation was amended on November 6, 2025 as described below, and in Note 7 — “Notes Payable” in the accompanying notes to our consolidated financial statements.
Convertible Notes
On November 6, 2025, the Company entered into a securities purchase agreement (the “Convertible Securities Purchase Agreement”) with certain investors, including Ligand (collectively, the “Convertible Investors”), pursuant to which, among other things, on the closing date, the Convertible Investors purchased for cash, and the Company issued and sold to the

Convertible Investors, senior secured Convertible Notes of the Company in the aggregate original principal amount of $18.0 million, which are convertible into shares of the Company’s Common Stock (such transaction, the “Convertible Note Financing”). The gross proceeds from the Convertible Note Financing were $18.0 million, before paying estimated expenses. The Convertible Securities Purchase Agreement generally prohibits the Company from issuing securities without the written consent of the Required Holders (as defined in the Convertible Securities Purchase Agreement), but includes exceptions for specific issuances of securities, including in connection with the independent funding and development of the Company’s historical assets relating to the sodium-ion channel known as NaV1.7 for the treatment of various types of systemic chronic pain, acute and chronic eye pain and post-surgical nerve blocks. The Investors have approved Ligand to serve as collateral agent (the “Convertible Collateral Agent”).
The Convertible Notes rank senior to current and future indebtedness of the Company and its subsidiaries, excluding (i) any credit facility with one or more financial institutions in form and substance reasonably satisfactory to the Required Holders and with an aggregate amount of indebtedness that does not exceed $50.0 million or (ii) an asset-based loan facility that does not exceed $10.0 million, subject to certain conditions (together, the “Permitted Senior Indebtedness”). The Convertible Notes accrue interest at a rate of 8.5% per annum (which increases to 18.0% in the event of a default) and mature on November 6, 2027 (the “Convertible Maturity Date”).
The Convertible Notes are convertible by the holders thereof in whole or in part at any time after issuance and prior to the Convertible Maturity Date into shares of Common Stock based on a conversion price (the “Convertible Conversion Price”) of $34.442 per share (the “Convertible Conversion Shares”), which cannot be reduced below $34.442 per share without obtaining the approval of the shareholders of the Company (the “Convertible Shareholder Approval”), and is subject to customary adjustments for stock splits, stock dividends, recapitalization and other similar transactions. On the later of December 1, 2025 and the date the Company obtains the Convertible Shareholder Approval, if any, if the Convertible Conversion Price then in effect was greater than $29.73, the Convertible Conversion Price would automatically lower to $29.73. Effective December 17, 2025, the date the Company obtained the requisite Convertible Shareholder Approval, the Convertible Conversion Price was adjusted to $29.73. In addition, on the maturity date of the Convertible Notes, if the Company’s Permitted Senior Indebtedness does not permit the Company to make the cash payment then due under the Convertible Notes, the Convertible Conversion Price will automatically adjust to a price equal to the average volume weighted average price of the Common Stock for the five trading days ending immediately prior to the Convertible Maturity Date.
In general, a holder of a Convertible Note may not convert any portion of a Convertible Note if the holder, together with its affiliates, would beneficially own more than 49.9% in the case of Ligand, or 4.99% or 9.99%, in in the case of the other Investors (the “Convertible Maximum Percentage”), of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise; provided, however, that a holder may increase or decrease the Convertible Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99% (except for Ligand, whose Convertible Maximum Percentage already exceeds 9.99%).
As partial consideration for the Convertible Notes, the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of XEPI (ozenoxacin) cream, for topical use, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors. See Note 9 — “License and Other Agreements” in the accompanying notes to our consolidated financial statements for detail.
The Convertible Notes contain certain customary events of default provisions, including failure to timely issue the Convertible Conversion Shares, failure to maintain the listing of the Common Stock on an Eligible Market (as defined in the Convertible Notes) for a period of five (5) consecutive trading days, failure to maintain sufficient authorized shares for the issuance of Convertible Conversion Shares, a breach of any representation or warranty by the Company under the Convertible Securities Purchase Agreement and the Convertible Notes, the failure of any Security Document to create a separate valid and perfected first priority lien in favor of the Convertible Collateral Agent (subject to certain exceptions), and the occurrence of a Material Adverse Effect (as defined in the Convertible Securities Purchase Agreement), as well as certain customary events of default set forth in the Convertible Notes, including, among others, breach of covenants, including the incurrence of subsequent indebtedness or issuance of dividends, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal, interest late charges and other payments due under the Convertible Notes, in each case subject to certain cure periods, as applicable.

Upon an event of default, a holder has the option to require the Company to redeem a Convertible Note at a conversion price equal to the greater of (i) the Convertible conversion amount to be redeemed multiplied by (B) 115.0% (the “Redemption Premium”) and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time as the holder delivers to the Company a notice requiring the Company to redeem the Convertible Note upon an event of default (the “Convertible Event of Default Redemption Notice”) multiplied by (Y) the greatest closing price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment therefor (the “Convertible Event of Default Redemption Price”). In the event of a Bankruptcy Event of Default (as defined in the Convertible Notes), the Company will immediately pay the holder an amount in cash representing (i) all outstanding principal, accrued and unpaid interested and accrued unpaid late charges on such principal and interest, multiplied by (ii) the Redemption Premium, in addition to any and all other amounts due under the Convertible Note, without the requirement for any notice or demand or other action by any person or entity.
No sooner than twenty trading days nor later than ten trading days prior to the consummation of a Change of Control (as defined in the Convertible Notes) (the “Convertible Change of Control Date”), but not prior to the public announcement of such Convertible Change of Control, the Company must deliver written notice of such Convertible Change of Control to the Holder (a “Convertible Change of Control Notice”). At any time during the period beginning after the holder’s receipt of a Convertible Change of Control Notice or the holder becoming aware of a Convertible Change of Control (if a Convertible Change of Control Notice is not delivered) and ending twenty trading days after the later of (A) the date of consummation of such Convertible Change of Control, (B) the date of receipt of such Convertible Change of Control Notice or (C) the date of the announcement of such Convertible Change of Control, the holder may require the Company to redeem all or any portion of the Convertible Note by delivering written Notice thereof (the “Convertible Change of Control Redemption Notice”) to the Company. A Convertible Note may be redeemed by the holder in cash at a price equal to the greatest of (i) the product of (w) 125% (the “Convertible Change of Control Redemption Premium”) multiplied by (y) the conversion amount being redeemed, (ii) the product of (A) the conversion amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing price of the shares of Common Stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of the applicable Convertible Change of Control and (2) the public announcement of such Convertible Change of Control and ending on the date the holder delivers the Convertible Change of Control Redemption Notice by (II) the conversion price then in effect, and (iii) the product of (A) the conversion amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of Common Stock to be paid to the holders of the shares of Common Stock upon consummation of such Convertible Change of Control, divided by (II) the conversion price then in effect (the “Convertible Change of Control Redemption Price”). At any time prior to the date on which such redemption payment is paid in full as a result of such Convertible Change of Control, the Convertible Notes may be converted in accordance with their terms.
In the event that the Company does not pay the applicable redemption price to the Holder within the time period required, until such unpaid redemption price is paid, the Holder has the option to notify the Company that it promptly return all or any portion of the Convertible Note representing the conversion amount that was submitted for redemption. Upon the Company’s receipt of such notice, the Company will immediately return the Convertible Note (or issue a new convertible note), and the principal amount of the Convertible Note or such new convertible note will be increased by an amount equal to the difference between (1) the applicable redemption price minus (2) the principal portion of the conversion amount submitted for redemption.
Pledge Agreement

On the Convertible Note Financing Closing Date, the Company, as pledgor and Ligand, as secured party, in its capacity as Collateral Agent for each holder of Convertible Notes, entered into a pledge agreement (the “Pledge Agreement”). In accordance with the terms of the Pledge Agreement, the Convertible Notes are secured by a lien on, and security interest in, (i) 10.0% of all aggregate net sales of the “End Product” as defined in the Ferrer License Agreement, including XEPI, in the United States, including Puerto Rico and the U.S. Virgin Islands; provided, however, that the Company will only accrue 5.0% of such payments as liabilities until the occurrence of an event of default (the “Covered Product Revenue Payments”), (ii) the Sato Payments, and (iii) all accounts receivable of the Company with respect to the Covered Product Revenue Payments and the Sato Payments, pursuant to a pledge agreement by and between – in each case, subject to certain permitted indebtedness of the Company.

Biofrontera Asset Purchase Agreement
On November 6, 2025, the Company entered into an Asset Purchase Agreement (the “Biofrontera Asset Purchase Agreement”) with Biofrontera Inc., a Delaware corporation (“Biofrontera”), pursuant to which Biofrontera sold all of its right, title and interest in (i) XEPI, (ii) all of the assets of Biofrontera pertaining to the manufacture, sale and distribution of XEPI, (iii) all intellectual property of Biofrontera relating to XEPI, including, without limitation (A) certain patent and patent applications, including all specifically associated goodwill and (B) trademarks and trademark applications, including all specifically associated goodwill (iv) all preclinical data, records and reports relating to XEPI; (v) certain contracts related to XEPI; (vi) all of the licenses and agreements to which seller is a party pertaining to the manufacture, sale and distribution of XEPI; and (vii) to the extent transferable in accordance with applicable laws, all regulatory filing related to XEPI.
The aggregate purchase price payable by the Company to Biofrontera for the acquired assets will not exceed $10.0 million and will consist of (i) a cash payment of $3.0 million; (ii) a cash payment of $1.0 million following the availability of certain commercial quantities of XEPI, subject to certain conditions; and (iii) two contingent milestone payments of $3.0 million due upon generating two separate net sales achievements of XEPI.
In connection with the acquisition of XEPI, the Company simultaneously entered into a standard third-party manufacturing services agreement in the ordinary course.
Ferrer License Agreement

On November 6, 2025, the Company entered into a License and API Supply Agreement (the “Ferrer License Agreement”) with Ferrer and Interquim. Pursuant to the Ferrer License Agreement, Ferrer will grant the Company an exclusive, sublicensable, royalty-bearing license to manufacture and commercialize Xepi in the Territory, as well as an exclusive, royalty-free sublicensable license to use Ferrer’s trademarks for the purpose of marketing, distributing, promoting and selling XEPI. Ferrer will supply analytical test methods and other testing know-how required to perform testing as required by applicable regulatory authorities.
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
The aggregate transaction price payable by the Company to Ferrer includes: (i) an upfront payment of $1.2 million, payable upon the Company’s receipt of the initial quantity of API purchased pursuant to an initial purchase of API, once it is determined that the API strictly complies with all of the requirements and representations and warranties of the Ferrer License Agreement; and (ii) an on-going royalty of 7% based on net sales of the XEPI. In addition, the Company also executed a work order related to an initial supply of API in an amount of $0.5 million. This upfront purchase will be accounted for as a separate transaction
The initial term of the Ferrer License Agreement is for an initial twelve-year period following the commercial launch of XEPI and is automatically renewed thereafter for successive one-year periods unless the Company provides notice of termination to Ferrer at least three months before the end of then-current term. The Ferrer License Agreement is otherwise terminated in accordance with the termination provisions provided therein.
The Ferrer License Agreement contains certain representations, warranties, limitations of liabilities, confidentiality and indemnity obligations and other provisions customary for an agreement of its type.
XEGLYZE Asset Purchase Agreement
On November 20, 2025, the Company entered into a Downpayment Agreement for XEGLYZE Assets Purchase (the “Downpayment Agreement”) with Hatchtech Pty Ltd. (“Hatchtech”) to purchase the right, title and interest in XEGLYZE

(the “Product”), an FDA-approved Abametapir lotion treatment for head lice infestation in humans. The purchase includes all assets of the seller pertaining to the associated product intellectual property, preclinical data, associated regulatory materials, and all inventory and other tangible personal property and materials used or held for use in connection with the Product. On December 23, 2025, Pelthos and Hatchtech entered into an Asset Purchase Agreement (the “XEGLYZE Asset Purchase Agreement”) for the transferred assets.
As outlined by the Downpayment Agreement, the Company was to pay Hatchtech a total purchase price of $1.8 million of which, $0.4 million was made as a downpayment on November 20, 2025 upon execution of the Downpayment Agreement. On December 29, 2025, the date of closing of the acquisition, the Company paid the remaining $1.4 million to Hatchtech.
Though the XEGLYZE Asset Purchase Agreement referenced tangible assets, including inventory, components, packaging, supplies, equipment, machinery, tooling, computers, hardware, furniture, and fixtures related to the Product, no tangible assets were transferred to the Company. Additionally, no liabilities were assumed by the Company as a result of the XEGLYZE Asset Purchase Agreement. The Company will be responsible for all future liabilities that arise on or after the closing date, directly or indirectly.
The Company determined that the acquired assets associated with the XEGLYZE Asset Purchase Agreement do not meet the definition of a business and should be accounted for as an asset acquisition. The Company acquired the XEGLYZE intellectual property rights including all patents, tradenames, trademarks, know-how, technical data, and all other XEGLYZE proprietary and intellectual property rights, which are recognized as a single intangible asset. The total purchase price of $1.8 million, will be allocated to the XEGLYZE intangible asset.
The intangible asset will be amortized over the 9-year expected useful life of the intellectual property, which is determined based on the expiration date of the patent underlying the XEGLYZE intellectual property. The Company will assess the remaining useful life of the intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
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
On March 24, 2025, LNHC assigned its rights to its intellectual property portfolio to Ligand. In addition, LNHC and Ligand also entered into an agreement that clarified the nature of on-going obligations related to the Reedy Creek Purchase Agreement. Based on that letter agreement dated March 24, 2025, LNHC is obligated and responsible for satisfying all obligations with respect to the Reedy Creek Purchase Agreement for SB206 (ZELSUVMI), whereas Ligand will be responsible for satisfying all obligations related to the SB204 and SB414 product candidates, if and when they are developed. Obligations under the Reedy Creek Agreement that arise from any non-SB206 (ZELSUVMI) asset will be satisfied by Ligand. As of the closing date of the Merger, the Company is obligated to pay Reedy Creek amounts due, per the Reedy Creek Purchase Agreement, related to SB206 (commercially known as ZELSUVMI).
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
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the financial statements and accompanying notes. The U.S. Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

For additional information, see Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying notes to our consolidated financial statements. Although the Company believes that its estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company believes that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of its consolidated financial statements and understanding and evaluating our reported financial results.
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
•The goodwill arising from the Merger is primarily attributable to expected synergies. The goodwill will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, and thus represent Level 3 fair value measurements.
•The fair value of developed technology was estimated using the “multi-period excess earnings” method, an income approach that considers the net cash flows expected to be generated by the intangible asset by excluding any cash flows related to contributory assets. Significant assumptions include the expected useful life of the patent, contributory asset charges and the concluded discount rate. The developed technology will be amortized on a straight-line basis over an estimated useful of 12.17 years.
•The fair value of the Sato licensing agreement was estimated using the “relief from royalty” method, an income approach that considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the technology. Significant assumptions include the royalty rate, forecasted cash flows of the license agreement and concluded discount rate. The Sato licensing agreement was initially amortized on a straight-line basis over an estimated useful of 13.01 years. Based on changes described in Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our consolidated financial statements the useful life was shortened to 2.25 years as of December 31, 2025.
•The fair value of the inventory was estimated using the top/down method that considers the estimated selling price, costs to complete, disposal costs, profit margin on disposal effort, and holding costs. Significant assumptions include management's estimates for the selling price and the costs to be incurred related to the disposal effort of the inventory.
•The fair value of the Reedy Creek liability was estimated using the income approach that considers the royalties based on sales of ZELSUVMI. Significant assumptions include the management's revenue forecast, royalty rate, and concluded discount rate.
•Deferred taxes were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to intangible assets and inventory.
See Note 3 — “Acquisition of LNHC, Inc.” in the accompanying notes to our consolidated financial statements for additional detail.
Revenue Recognition
Pursuant to ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

Net Product Revenues
The Company sells ZELSUVMI to national and regional wholesalers in the United States. The wholesalers are considered the Company's customers for accounting purposes.
Revenue from product sales is recognized when the customer obtains control of the Company's product, which typically occurs on delivery. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of prompt-pay discounts, distribution service fees, government rebates, co-payment assistance and payor rebates and administration fees for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).
Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect net product sales and earnings in the period such estimates are adjusted. These items, as applicable based on current contractual agreements and obligations on behalf of the Company, include prompt pay discounts, distribution service fees, co-pay assistance, government rebates, payor rebates and administration fees.
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
See Note 3 — “Acquisition of LNHC, Inc.” in the accompanying notes to our consolidated financial statements for additional detail.

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
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level at least annually, or more frequently if an event occurs indicating the potential for impairment. During a goodwill impairment review, management performs an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, management determines that it is not more likely than not that the fair value of reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. The Company did not identify indicators of impairment for goodwill during the year ended December 31, 2025.
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
•Level 1 Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•Level 2 Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
•Level 3 Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.
Reedy Creek Purchase Agreement
The Company has determined that the Reedy Creek Purchase Agreement is within the scope of ASC 730-20, Research and Development Arrangements (“ASC 730-20”), and that there has not been a substantive and genuine transfer of risk related to the Reedy Creek Purchase Agreement. As of the Merger date, the Reedy Creek liability was measured at fair value. This long-term liability is subsequently measured at amortized cost using the prospective effective interest method described in ASC 835-30, Imputation of Interest (“ASC 835-30”). The effective interest rate is calculated by forecasting the expected cash flows to be paid over the life of the liability relative to its fair value as of the Merger date. The effective interest rate is recalculated in each reporting period as the difference between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. The carrying value of the Reedy Creek liability is made up of the opening balance, which is increased by accrued interest expense, and decreased by any cash payments made to Reedy Creek during the period to arrive at the ending balance.

See Note 8 — “Reedy Creek Liability” in the accompanying notes to our consolidated financial statements for additional detail.
July 1, 2025 and November 6, 2025 Royalty Agreements
The Company accounts for the Reedy Creek Purchase Agreement, the ZELSUVMI Royalty Agreement, the Amended Channel Products Royalty Agreement and the Convertible Royalty Agreements as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated lives of the applicable agreements. At the effective date of the agreements, the effective annual interest rate of the specific financing was estimated and contains significant assumptions that affect both the amount recorded at the effective date and the interest expense that will be recognized over the term of the corresponding agreement.
The Company periodically assesses the estimated royalty payments and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments and the amount of interest expense recorded by the Company over the term. Such factors include, but are not limited to, volumes of revenue generated by the underlying products, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authorities placing restrictions on the use of the drug products, delays or discontinuation of development and commercialization applicable products, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both forecasted revenues and interest expense.
See Note 9 — “License and Other Agreements” in the accompanying notes to our consolidated financial statements for additional detail.
Convertible Notes
The Company analyzed the terms of the Convertible Notes and its embedded features concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and will subsequently measure the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to Company credit risk.
Due to the significant related-party relationships with certain investors and Ligand, the Convertible Securities Purchase Agreement is not presumed to be at arms-length. The Company estimated the initial fair value of the Convertible Notes and royalty obligations to be in excess of the transaction price. Accordingly, the Company initially recorded both instruments, which were determined to be free standing, at the issuance date fair value of $34.6 million and $3.2 million, respectively. This resulted in a loss on issuance of approximately $18.1 million. Further, the Company allocated issuance costs between the two instruments based on their relative fair values. Therefore, $1.0 million of issuance costs were allocated to the Convertible Notes. Such issuance costs were expensed in the year ended December 31, 2025.
Subsequent to the issuance date of the Convertible Notes, the Company recorded an adjustment to fair value of the notes in the consolidated statement of operations in the amount of $3.2 million for the year ended December 31, 2025. As of December 31, 2025 the fair value of the Convertible Notes was $31.4 million and is presented in non-current liabilities within the consolidated balance sheets based on its maturity date.
XEPI Transaction

The Biofrontera Asset Purchase Agreement and the Ferrer License Agreement were entered into in contemplation of each other to achieve a combined commercial effect. Additionally, the execution of the Biofrontera Asset Purchase Agreement was contingent upon the execution of the Ferrer License Agreement. As such, the Biofrontera Asset Purchase Agreement and the Ferrer License Agreement are combined and accounted for as a single transaction (the “XEPI Transaction”).
The Company determined that the acquired assets associated with the XEPI Transaction do not meet the definition of a business and should be accounted for as an asset acquisition.

The XEPI Transaction intangible asset will be amortized over the 6-year expected useful life of the intellectual property, which is determined based on the last to expire patent underlying the XEPI intellectual property. The Company will assess the remaining useful life of the intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
As of the closing date of the XEPI Transaction, the Company determined that the contingent payments are both considered probable and reasonably estimable and will recognize the fair value of the liabilities as part of the cost of the asset acquisition. The Company determined that the full $1.0 million and $1.2 million contractual values are expected to be paid to Biofrontera and Ferrer, respectively, and therefore recorded the initial liability at $2.2 million. The Company also believes $2.2 million approximates the fair value of the obligation as the Company is expected to receive the API and achieve Commercial Quantities within one year of the closing date. Given the initial probability of being met, any adjustments to present value are therefore deemed immaterial. As such, the Company recorded $2.2 million of contingent consideration within current liabilities on its consolidated balance sheets as of December 31, 2025.
XEGLYZE Asset Purchase Agreement

On November 20, 2025, the Company entered into a Downpayment Agreement for XEGLYZE Assets Purchase (the “Downpayment Agreement”) with Hatchtech Pty Ltd. (“Hatchtech”) to purchase the right, title and interest in XEGLYZE (the “Product”), an FDA-approved Abametapir lotion treatment for head lice infestation in humans. The purchase includes all assets of the seller pertaining to the associated product intellectual property, preclinical data, associated regulatory materials, and all inventory and other tangible personal property and materials used or held for use in connection with the Product. On December 23, 2025, Pelthos and Hatchtech entered into an Asset Purchase Agreement (the “XEGLYZE Asset Purchase Agreement”) for the transferred assets.
As outlined by the Downpayment Agreement, the Company was to pay Hatchtech a total purchase price of $1.8 million of which, $0.4 million was made as a downpayment on November 20, 2025 upon execution of the Downpayment Agreement. On December 29, 2025, the date of closing of the acquisition, the Company paid the remaining $1.4 million to Hatchtech.
Though the XEGLYZE Asset Purchase Agreement referenced tangible assets, including inventory, components, packaging, supplies, equipment, machinery, tooling, computers, hardware, furniture, and fixtures related to the Product, no tangible assets were transferred to the Company. Additionally, no liabilities were assumed by the Company as a result of the XEGLYZE Asset Purchase Agreement. The Company will be responsible for all future liabilities that arise on or after the closing date, directly or indirectly.
The Company determined that the acquired assets associated with the XEGLYZE Asset Purchase Agreement do not meet the definition of a business and should be accounted for as an asset acquisition. The Company acquired the XEGLYZE intellectual property rights including all patents, tradenames, trademarks, know-how, technical data, and all other XEGLYZE proprietary and intellectual property rights, which are recognized as a single intangible asset. The total purchase price of $1.8 million, will be allocated to the XEGLYZE intangible asset.
The intangible asset will be amortized over the 9-year expected useful life of the intellectual property, which is determined based on the expiration date of the patent underlying the XEGLYZE intellectual property. The Company will assess the remaining useful life of the intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
Income Taxes
We are subject to income taxes in the U.S. and Australia. Significant judgment is required in determining income tax expense, deferred taxes and uncertain tax positions. The underlying assumptions are also highly susceptible to change from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized. The ultimate realization of deferred taxes assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in carryback years and tax-planning strategies when making this assessment. There is currently significant negative evidence which contributes to our recording a valuation allowance against our deferred tax assets due to cumulative losses since inception. Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. Adjustments to income tax expense, to the extent we adjust the valuation allowance in a future period, could have a material impact on our financial condition and results of operations.
Recently Issued and Adopted Accounting Pronouncements
We describe the impact of recently issued accounting pronouncements that apply to us in Note 2 of Item 15 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.
Item 8. Financial Statements and Supplementary Data
The Company’s consolidated financial statements, notes to the consolidated financial statements, and the reports of the Company’s independent registered accountants required to be filed in response to this Item 8 begin on page F-1 of this Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
As of December 31, 2025, our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an “emerging growth company,” we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting. In addition, we are also a smaller reporting company. Even if we no longer qualify as an “emerging growth company”, as long as we are a smaller reporting company that meets the revenue test in paragraph (2) or (3)(iii)(B) of Rule 12b-2, we will still be exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
On July 1, 2025, we completed the Merger. As part of the Merger, we have increased the number of and improved the qualifications of those employees related to both information technology and financial reporting for the Company. In addition, since the Merger, the Company has migrated its primary information technology systems and financial reporting platform to those systems acquired as part of the Merger, including an ERP system.
The expansion in the number of personnel within the finance and accounting function has allowed for (i) more robust operating and disclosure controls, (ii) significantly optimized segregation of duties, and (iii) the documentation, implementation and execution of additional controls. In addition, the utilization of the ERP system and information technology infrastructure has resulted in (i) improved security and access controls, (ii) a fully integrated procurement cycle within our ERP system, and (iii) enhanced cybersecurity protocols. We have devoted, and plan to continue to devote, significant efforts and resources to our internal control over financial reporting with respect to the complex accounting matters associated with a commercial pharmaceutical business. During the quarter ended December 31, 2025, we have engaged additional sources of personnel with technical expertise to assist in accounting for certain transactions during the year ended December 31, 2025. Based on the actions taken since the Merger, management has concluded that we have remediated the material weaknesses that existed for the year ended December 31, 2024.
There have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table provides information regarding our current executive officers and directors:

Name	Age	Position
Executive Officers
Scott Plesha	61	Chief Executive Officer and President
Francis Knuettel II	59	Chief Financial Officer
Sai Rangarao	42	Chief Commercial Officer
Directors
Peter Greenleaf (3)	56	Director (Chairman of the Board)
Richard Baxter	62	Director
Todd Davis	65	Director
Andrew Einhorn (1)(2)	66	Director
Ezra Friedberg (1)	56	Director
Dr. Richard Malamut (2)(3)	66	Director
Matthew Pauls (1)(2)	55	Director
Scott Plesha	61	Chief Executive Officer

(1) - Member of the Audit Committee
(2) - Member of the Compensation Committee
(3) - Member of the Nominating Committee
Biographic Information
Scott M. Plesha has served as LNHC’s Chief Executive Officer since November 2023 and as our Chief Executive Officer since July 2025. Prior to joining LNHC, Mr. Plesha served as the President and Chief Commercial Officer at BioDelivery Sciences (BDSI), a commercial-stage specialty pharmaceutical company dedicated to patients living with chronic conditions, from January 2018 until it was acquired by Collegium Pharmaceutical in 2022. Mr. Plesha joined BioDelivery Sciences in August 2015 as Senior Vice President, Sales, and assumed the additional responsibility of leading the marketing department in December 2015. He previously served as Senior Vice President of Gastrointestinal Sales at Salix Pharmaceuticals. Before Salix, Mr. Plesha was a Regional Sales Manager for Oclassen Dermatologics, a division of Watson Laboratories, and in commercial roles of increasing responsibility at Solvay Pharmaceuticals. Mr. Plesha received a Bachelor of Arts in Pre-Medical Studies from DePauw University. He was selected to serve as the Company’s Chief Executive Officer, President and Director due to his previous leadership of LNHC and extensive experience in sales and sales management in the pharmaceutical and medical industries.

Francis Knuettel II has served as our Chief Financial Officer, Treasurer and Secretary since June 2022, as our Chief Executive Officer from July 2023 through July 2025, and has served as a member of our board of directors from August 2024 through July 2025. Prior to that, from December 2020 to April 2022, he served as Chief Executive Officer and director of Unrivaled Brands where he helped grow revenue from an annualized rate of $10 million to $100 million in six quarters by acquiring three companies in the sector. He also served as Chief Financial Officer of OCG, Inc. from June 2019 to January 2021 and held various roles at MJardin Group, including Chief Strategy Officer, from August 2018 to January 2019. Prior to MJardin Group, Mr. Knuettel served as Chief Financial Officer of Aqua Metals in 2018 and held the same position at Marathon Patent Group from 2014 to 2018. During Mr. Knuettel’s career, he has helped raise more than $500 million via venture equity and debt, public equity and debt offerings in the United States and Canada, convertible debt, PIPEs, bridge loans and other instruments. In addition, he has managed more than 15 mergers and acquisition transactions of companies as both buyer and seller and has handled large-scale licensing transactions with fortune 50 companies. Mr. Knuettel is also a board member at Etheros Pharmaceuticals Corp. since 2023 and Beeline Holdings, Inc. since 2025. Mr. Knuettel received his BA with honors in Economics from Tufts University and holds an MBA in Finance and Entrepreneurial Management from The Wharton School at the University of Pennsylvania.

Sai Rangarao has served as our Chief Commercial Officer since July 2025 and as LNHC’s Senior Vice President, Head of Sales, Marketing & Commercial Operations at the Company from March 2024 through July 2025. He has more than a decade of experience leading, launching, and marketing large and highly differentiated pharmaceutical products, including Otezla®, the only approved oral systemic therapy with a broad indication. Prior to joining the Company, Mr. Rangarao was Vice President of Marketing at Collegium Pharmaceutical, where he led marketing for the full product portfolio and Neurology sales. He joined Collegium from BioDelivery Sciences International (BDSI), which was acquired by Collegium in 2022. Under Mr. Rangarao’s leadership as Vice President of Marketing and Commercial Operations at BDSI, the company expanded its pain and neurology product portfolio and increased market share of the company’s lead product BELBUCA®, ultimately leading to the successful sale to Collegium. Before BDSI, he was Head of Dermatology Marketing at Celgene Corporation. At Celgene, Mr. Rangarao was responsible for the commercial efforts of Otezla in dermatology for three consecutive years leading to significant year-over-year market share growth until the product was sold to Amgen for $13 billion. He began his career at Novartis Pharmaceuticals, where he held roles of increasing responsibility across Global R&D, Sales Force Effectiveness, Multichannel, and In-Line Marketing. Mr. Rangarao also served as a key member of the commercial and marketing organization at Novartis that launched COSENTYX® in the U.S. Mr. Rangarao earned an MS in Bioscience Regulatory Affairs from The Johns Hopkins University, an MBA and MS from the New Jersey Institute of Technology, and a BS in Computer Science from Indiana University of Pennsylvania.
Peter Greenleaf has served as a member of our board of directors since July 2025. He has served as the Chief Executive Officer and member of the board of directors of Aurinia Pharmaceuticals Inc. (Nasdaq: AUPH), a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs, since April 2019. From March 2018 to April 2019, he served as the CEO of Cerecor Pharmaceuticals, Inc. (now Avalo Therapeutics, Inc.). From March 2014 to February 2018, Mr. Greenleaf served as CEO and Chairman of Sucampo Pharmaceuticals, Inc. Sucampo was focused on the development and commercialization of medicines to meet major unmet medical needs of patients worldwide and was sold in February 2018 to UK pharmaceutical company, Mallinckrodt PLC. From June 2013 to March 2014, he served as CEO and a member of the board of directors of Histogenics Corporation, a regenerative medicine company. From 2006 to 2013, Mr. Greenleaf was employed by MedImmune LLC, the global biologics arm of AstraZeneca, where he most recently served as President. From January 2010 to June 2013, he also served as President of MedImmune Ventures, a wholly-owned venture capital fund within the AstraZeneca Group. Prior to serving as President of MedImmune, Mr. Greenleaf was Senior Vice President, Commercial Operations of the company, responsible for its commercial, corporate development, and strategy functions. He has also held senior commercial roles at Centocor, Inc. (now Jansen Biotechnology, Johnson & Johnson) from1998 to 2006 and at Boehringer Mannheim (now Roche Holdings) from 1996 to 1998. Mr. Greenleaf previously partnered with Governor Martin O’Malley to chair the Maryland Venture Fund Authority, whose vision was to oversee the implementation of Invest Maryland, a public-private partnership to spur venture capital investment in the state. In addition, he has extensive public and private board experience, including as a board member for BDSI from 2018 through March 2022 and Antares Pharmaceuticals from 2019 through the second quarter of 2022 and has served in leadership roles on both BIO and PhRMA throughout the years. Mr. Greenleaf earned an MBA from St. Joseph’s University and a B.S. from Western Connecticut State University.

Richard Baxter has served as a member of our board of directors since July 2025. He is currently the Senior Vice President of Investment Operations and a member of the Investment Committee at Ligand since 2024. From 2020-2024, Mr. Baxter was a Managing Director and Partner of Birch Lake Partners and is currently a member of Birch Lake's Advisory Board. Mr. Baxter is a co-founder of the healthcare group for the Drawbridge Special Opportunities Fund at Fortress Investment Group and was a Managing Director at Fortress Investment Group from 2004 to 2010. He also previously served as a Managing Director and co-head of the healthcare team at Hayfin Capital Management LLP from 2013 to 2017. Before starting his investment career, he held senior roles in the pharmaceutical industry as Head of Sales, Marketing, and Business Development at PathoGensis Corp., ViroPharma Inc., and Marketing leadership at SmithKline Beecham. He earned an AB (cum laude) from Princeton University and an MBA from Harvard Business School.

Todd Davis has served as a member of our board of directors since January 2023. He is the Chief Executive Officer of Ligand Pharmaceuticals Incorporated since December 2022 and is a member of the Ligand board of directors since 2007. He is the founder and has served as the managing partner of RoyaltyRx Capital, LLC, a special opportunities investment firm, since 2018. Since November 2019, he has also served as Chairman and CEO of Benuvia Holdings, LLC, a pharmaceutical holding company. From 2006 to 2018, Mr. Davis was a founder and Managing Partner of HealthCare Royalty Partners, a global healthcare investment firm. From 2004 to 2006, Mr. Davis was a partner at Paul Capital Partners, where he co-managed its royalty investments as a member of the Royalty Management Committee. From 2001 to 2004, he served as a partner responsible for biopharmaceutical growth equity investments at Apax Partners. Mr. Davis began his business career in sales at Abbott Laboratories where he held several commercial roles of increasing responsibility. He subsequently held general management, business development, and licensing roles at Elan Pharmaceuticals. Mr. Davis is a navy veteran and received a B.S. from the U.S. Naval Academy and an M.B.A. from the Harvard Business School. In addition to his board position at Ligand, he currently serves on the board of directors of

Palvella Therapeutics Inc. since 2024 and served on the board of directors for Vaxart, Inc. from 2021-2023 and BDSI from May 2018 through March 2022. He is also a former board member of the Harvard Business School Healthcare Alumni Association.

Andrew Einhorn has served as a member of our board of directors since December 2025. Mr. Einhorn is a consultant for Danforth Advisors where he has served as a fractional CFO and strategic advisor to public and private commercial and clinical stage biotechnology companies in infectious disease, neurodegenerative disease, rare disease, oncology, ocular gene therapy and gastrointestinal therapeutic areas. Previously, from September 2017 – May 2022 he served as Chief Financial Officer of RVL Pharmaceuticals plc (formerly Osmotica Pharmaceuticals plc) a specialty pharmaceutical company which went public in October 2018. From May 2013 to March 2017, Mr. Einhorn served as the Chief Financial Officer and Executive Vice President of Corporate Development of Edge Therapeutics, Inc., a clinical-stage biotechnology company that completed its IPO in September 2015. Prior to Edge, he was a co-founder and Chief Financial Officer of three specialty pharmaceutical and therapeutics companies: Oceana Therapeutics, Inc., Esprit Pharma, Inc. and ESP Pharma, Inc. From 1983 to 2003, Mr. Einhorn was an investment banker with Credit Lyonnais Securities, PNC Capital Markets, Chase Securities, Inc., Bankers Trust Company and the Chase Manhattan Bank. Previously, Mr. Einhorn was a senior accountant at Touche Ross & Co. Mr. Einhorn was a Certified Public Accountant in the State of New Jersey and holds a B.S. in Finance and Accounting from The American University. Mr. Einhorn currently serves as a venture advisor to the Israel Biotechnology Fund.

Ezra Friedberg has served as a member of our board of directors since May 2021. Mr. Friedberg is a seasoned investor with more than twenty years of investing experience in both public and private companies. He invests actively in the biotech space and has served on the board of directors of Humanigen (HGEN), a clinical-stage biopharmaceutical company which develops monoclonal antibodies. Mr. Friedberg is a graduate of Johns Hopkins University.

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

Matthew Pauls has served as a member of our board of directors since June 2025. Mr. Pauls has served as Chair of the Board of Directors and Chief Executive Officer of Savara since 2020. Since 2023, he has been Lead Independent Director at Soleno Therapeutics, a publicly traded biopharmaceutical company focused on rare diseases and since 2020, he has served on the Board of Directors of Amplo Biotechnology, a private gene therapy company focused on rare neuromuscular disorders. From 2014 to 2019, Mr. Pauls was President and Chief Executive Officer and a member of the Board of Directors of Strongbridge Biopharma plc., a publicly traded rare disease focused biopharmaceutical company that he took public via IPO on the NASDAQ. Prior to 2014, he served as Chief Commercial Officer of Insmed, Inc., where he led both the global Commercial and Technical Operations organizations. Prior to Insmed, Mr. Pauls worked at Shire Pharmaceuticals, most recently as Senior Vice President, Head of Global Commercial Operations, and earlier in his career held senior commercial leadership positions at Bristol Myers Squibb and Johnson & Johnson. In addition to his other Board positions, Mr. Pauls has also served as Chair of the Board of Directors of Mast Therapeutics and was a member of the Board of Directors of Zyla Life Sciences, both publicly traded biopharma companies. Mr. Pauls holds B.S. and M.B.A. degrees from Central Michigan University and a J.D. from Michigan State University College of Law.

Family Relationships
There are no family relationships among any of our directors or executive officers.
Involvement in Certain Legal Proceedings
None.

Code of Ethics
We have a written code of conduct and ethics that applies to our directors, officers, employees and contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of conduct and ethics is available on our website https://pelthos.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above or in a Current Report on Form 8-K that we would file with the SEC.
Delinquent Section 16(a) Reports
Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established.
During the fiscal year ended December 31, 2025, we believe all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, except for the following:
•Mr. Rangarao and Mr. Plesha did not timely file their Form 3s;
•Each of Mr. Rangarao and Mr. Plesha had one late Form 4 filing with respect to stock options and RSUs awarded by the Company on July 2, 2025; and
•Mr. Baxter, Mr. Davis, Mr. Friedberg, Mr. Greenleaf, Mr. Malamut and Mr. Pauls did not timely file Form 4s with respect to the periodic vesting of RSUs previously reported as convertible securities in the fiscal years ended December 31, 2024 and December 31, 2025, which will be corrected by the filing of amendments to each reporting person’s initial Form 4 reporting the grant of those RSUs.

Corporate Governance
Board of Directors
Our board of directors consists of eight members. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.
Director Independence
Applicable NYSE American rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, NYSE American rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. NYSE American’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, under applicable NYSE American rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has determined that all of our non-employee directors, other than Mr. Todd Davis and Mr. Richard Baxter, are independent, as defined under applicable NYSE American rules. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the section entitled “Certain Relationships and Related-Party Transactions.”
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
Board Meetings and Attendance

During the 2025 fiscal year, the board of directors held nine (9) board meetings, with all board members in attendance for each, except that one board member missed one of the board meetings. The board of directors also conducted other matters by unanimous written consent.

Our last annual meeting of shareholders was held on December 17, 2025, and Mr. Plesha was the sole board member in attendance for that meeting.

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
Committees of Our Board of Directors
Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee operates under a charter approved by our board of directors. Copies of each committee’s charter will be posted on the investor relations section of our website at https://pelthos.com.
Audit Committee
Our audit committee is composed of Andrew Einhorn, Ezra Friedberg and Matthew Pauls. Andrew Einhorn is the chairperson of our audit committee. The composition of our audit committee meets the requirements for independence under the current NYSE American listing standards and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Andrew Einhorn is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee is responsible for, among other things:
•our accounting and financial reporting processes, including our financial statement audits and the integrity of our consolidated financial statements;
•our compliance with legal and regulatory requirements;
•reviewing and approving related party transactions;
•selecting and hiring our registered independent public accounting firm;
•the qualifications, independence and performance of our independent auditors; and
•the preparation of the audit committee report to be included in our annual proxy statement.
Compensation Committee
Our compensation committee is composed of Matthew Pauls, Andrew Einhorn and Richard Malamut. Matthew Pauls is the chairperson of our compensation committee. The composition of our compensation committee meets the requirements for independence under the current NYSE American listing standards and SEC rules and regulations. Each member of this committee is: (i) an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as

amended; and (ii) a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:
•evaluating, recommending, approving and reviewing executive officer and director compensation arrangements, plans, policies and programs;
•administering our cash-based and equity-based compensation plans; and
•making recommendations to our board of directors regarding any other board of director responsibilities relating to executive compensation.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is composed of Peter Greenleaf and Richard Malamut. Peter Greenleaf is the chairperson of our nominating and corporate governance committee. The composition of our nominating and corporate governance committee meets the requirements for independence under the current NYSE American listing standards and SEC rules and regulations. Our nominating and corporate governance committee is responsible for, among other things:
•identifying, considering and recommending candidates for membership on our board of directors;
•overseeing the process of evaluating the performance of our board of directors; and
•advising our board of directors on other corporate governance matters.
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
On December 16, 2025, the Company entered into a Rule 10b5-1(c)(1) Sales Plan (the “Sales Plan”) with Raymond James & Associates, Inc. (“Raymond James”), acting as agent for the limited purpose of effecting sales of shares of Common Stock of certain officers, directors or related parties of officers or directors of the Company (collectively, the “Sellers”), including shares of Common Stock each Seller has the right to acquire under outstanding RSUs issued by the Company. Each Seller has made an election to include their shares of Common Stock underlying RSUs in the Sales Plan and has instructed Raymond James to sell shares of Common Stock to cover the tax associated with each vesting date as provided by the Company to Raymond James, provided that Board approval has been obtained for such grants. The Sales Plan is intended to comply with the requirements of Rule 10b5-1 under the Exchange Act.
Item 11. Executive Compensation
Our named executive officers for 2025 were Mr. Scott M. Plesha, our Chief Executive Officer and President, Mr. Francis Knuettel II, our Chief Financial Officer, Treasurer and Secretary, and Mr. Sai Rangarao, our Chief Commercial Officer. Mr. Plesha was first appointed in July 2025, Mr. Knuettel was first appointed in June 2022, and Mr. Rangarao was first appointed in July 2025.

Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Scott M. Plesha (1)	2025	$219,802	$240,900	$2,557,650	$1,129,653	$—	$5,163	$4,153,168
Chief Executive Officer	2024	$—	$—	$—	$—	$—	$—	$—
Francis Knuettel II (2)	2025	$410,000	$331,650	$1,092,167	$451,872	$—	$2,545	$2,288,234
Chief Financial Officer and former Chief Executive Officer	2024	$424,923	$56,666	$361,833	$361,833	$—	$—	$1,205,255
Sai Rangarao (3)	2025	$200,733	$176,000	$932,790	$411,993	$—	$1,891	$1,723,407
Chief Commercial Officer	2024	$—	$—	$—	$—	$—	$—	$—
(1)Mr. Plesha became our Chief Executive Officer effective July 1, 2025, and in connection therewith, Mr. Plesha entered into an employment agreement (the “Plesha Employment Agreement”), as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with Scott M. Plesha.
(2)Mr. Knuettel has served as our Chief Financial Officer, Treasurer and Secretary since June 2022, and as our Chief Executive Officer from July 2023 through July 2025. In connection with the Merger, Mr. Knuettel entered into an employment agreement (the “Knuettel Employment Agreement”), as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with Francis Knuettel II.
(3)Mr. Rangarao became our Chief Commercial Officer effective July 1, 2025, and in connection therewith, Mr. Rangarao entered into an employment agreement (the “Rangarao Employment Agreement”), as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with Sai Rangarao.
Employment Agreements and Arrangements
Arrangements with Scott M. Plesha
Mr. Plesha serves as our Chief Executive Officer and President and is compensated pursuant to the Plesha Employment Agreement. Pursuant to the Plesha Employment Agreement dated July 1, 2025, Mr. Plesha receives an annualized salary of $438,000 and is eligible to receive an annual performance-based bonus with a target bonus of 50% his base salary. Mr. Plesha is also eligible to participate in our incentive award plans, and is eligible to participate in standard benefit plans as well as for the reimbursement of reasonable business expenses. In addition, our board of directors approved a stock option award covering 255,000 shares and a restricted stock unit award covering 83,678 shares, each under the 2023 Plan.
Pursuant to Mr. Plesha’s employment agreement, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason” (except as set forth below), he is entitled to receive (i) severance equivalent to eighteen (18) months of salary at the same rate existing immediately prior to his termination, (ii) the vesting of all outstanding options and equity awards with time-based vesting that would have vested had Mr. Plesha remained employed through the severance period, and (iii) payment of or reimbursement by the Company for coverage up to the duration of the severance period of group medical, dental and/or vision benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, if he elects to continue such benefits. “Cause” and “Good Reason” are each defined in the employment agreement.
Notwithstanding the foregoing, the Plesha Employment Agreement further provides that, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason” at the time of, or within six months of, a “Change in Control”, he is instead entitled to severance, accelerated equity award vesting and group benefits reimbursement equivalent to twenty four (24) months instead of eighteen (18) months as set forth above.
Finally, Mr. Plesha agreed to certain non-competition provisions following termination and to certain confidentiality obligations. Additional terms and conditions are set forth in the employment agreement
Arrangements with Francis Knuettel II
Mr. Knuettel serves as our Chief Financial Officer, Treasurer, and Secretary, and is compensated pursuant to the Knuettel Employment Agreement. Pursuant to the Knuettel Employment Agreement dated July 1, 2025, Mr. Knuettel receives an annualized salary of $410,000 and is eligible to receive an annual performance-based bonus with a target bonus of 40% his base salary. Mr. Knuettel is also eligible to participate in our incentive award plans, and is eligible to participate in standard benefit plans as well as for the reimbursement of reasonable business expenses. In addition, our board of directors approved a stock option award covering 102,000 shares and a restricted stock unit award covering 33,472 shares, each under the 2023 Plan.
Pursuant to Mr. Knuettel’s employment agreement, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason” (except as set forth below), he is entitled to receive (i) severance equivalent to twelve (12) months of salary at the same rate existing immediately prior to his termination, (ii) the vesting of all outstanding options and equity awards with time-based vesting that would have vested had Mr. Knuettel remained employed through the severance period, and (iii) payment of or reimbursement by the Company for coverage up to the duration of the severance period of group medical, dental and/or vision benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, if he elects to continue such benefits. “Cause” and “Good Reason” are each defined in the employment agreement.
Notwithstanding the foregoing, the Knuettel Employment Agreement further provides that, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason” at the time of, or within six months of, a “Change in Control”, he is instead entitled to severance, accelerated equity award vesting and group benefits reimbursement equivalent to eighteen (18) months instead of twelve (12) months as set forth above.
Finally, Mr. Knuettel agreed to certain non-competition provisions following termination and to certain confidentiality obligations. Additional terms and conditions are set forth in the employment agreement.
Prior to the Knuettel Employment Agreement, Mr. Knuettel served as our Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary under a separate employment agreement effective as of May 1, 2024, or the Knuettel 2024 Agreement. Pursuant to the 2024 Knuettel Agreement, Mr. Knuettel received an annualized salary of $410,000 and was eligible to receive an annual performance-based bonus with a target bonus of 0% his base salary. Mr. Knuettel was also eligible to participate in our incentive award plans, was eligible to participate in standard benefit plans as well as for the reimbursement of reasonable business expenses. In addition, our board of directors approved a one-time cash signing bonus of $56,666.
Prior to the 2024 Knuettel Agreement, Mr. Knuettel served as our Chief Financial and Strategy Officer, Treasurer and Secretary under a Consultant Agreement with Camden Capital LLC (“Camden”), dated January 10, 2023, and effective as of September 1, 2022 (the “Consultant Agreement”).
Under the Consultant Agreement, Camden began to accrue a consulting fee of $20,000 per month, payable in cash at the rate of $5,000 per month (a minimum of $1,125 per week), with the remainder accrued. All accrued consulting fees were payable as of the earliest of a sale or liquidation of the Company, the Company’s bankruptcy or three days after Post-registration Approval. The Consultant Agreement provides for the following equity awards to Camden: (i) an option, awarded as of January 10, 2023, to acquire 2,223 shares of our Common Stock (ii) an additional option, awarded as of January 10, 2023, to acquire 278 shares of our Common Stock, and (iii) a restricted stock unit (“RSU”), awarded as of January 10, 2023, of 1,667 shares of our Common Stock.
On June 23, 2023, we amended and restated the Consultant Agreement by entering into an Amended and Restated Consultant Agreement with Camden whereby the RSU for 1,667 shares of Common Stock was cancelled, and we agreed to grant Camden an option to acquire 2,778 shares of Common Stock within 30 days of the closing of the IPO. In addition, from and after June 1, 2023, the consulting fee was to be paid in cash by the Company. No other material changes were made to the Consultant Agreement. Mr. Knuettel served under this Amended and Restated Consultant Agreement until entering into the 2024 Knuettel Agreement with the Company.
Arrangements with Sai Rangarao
Mr. Rangarao serves as our Chief Commercial Officer and is compensated pursuant to the Rangarao Employment Agreement. Pursuant to the Rangarao Employment Agreement dated July 1, 2025, Mr. Rangarao receives an annualized salary of $400,000 and is eligible to receive an annual performance-based bonus with a target bonus of 40% his base salary. Mr. Rangarao is also eligible to participate in our incentive award plans, and is eligible to participate in standard benefit plans as well as for the reimbursement of reasonable business expenses. In addition, our board of directors approved a stock option award covering 93,000 shares and a restricted stock unit award covering 30,518 shares, each under the 2023 Plan.
Pursuant to Mr. Rangarao’s employment agreement, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason” (except as set forth below), he is entitled to receive (i) severance equivalent to twelve (12) months of salary at the same rate existing immediately prior to his termination, (ii) the vesting of all outstanding options and equity awards with time-based vesting that would have vested had Mr. Rangarao remained employed through the severance period, and (iii) payment of or reimbursement by the Company for coverage up to the duration of the severance period of group medical, dental and/or vision benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, if he elects to continue such benefits. “Cause” and “Good Reason” are each defined in the employment agreement.
Notwithstanding the foregoing, the Rangarao Employment Agreement further provides that, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason” at the time of, or within six months of, a “Change in Control”, he is instead entitled to severance, accelerated equity award vesting and group benefits reimbursement equivalent to eighteen (18) months instead of twelve (12) months as set forth above.
Finally, Mr. Rangarao agreed to certain non-competition provisions following termination and to certain confidentiality obligations. Additional terms and conditions are set forth in the employment agreement.
Equity and Equity-Based Plans

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding the outstanding equity awards of our named executive officers during the year ended December 31, 2025.

			Option Awards					Stock Awards
Name and Principal Position	Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of shares of Common Stock Unvested	Market Value of shares of Common Stock Unvested	Equity Incentive Plan Awards: Number of Unearned Unvested Shares	Equity Incentive Plan Awards: Market or Payout Value of Unearned Unvested Shares

Scott M. Plesha, Chief Executive Officer and President	7/2/2025	(1)	—	255,000	—	$13.50	7/1/2035	—	$—	—	$—
Scott M. Plesha, Chief Executive Officer and President	7/2/2025	(2)	—	—	—	$—	0	83,678	$2,594,018	—	$—
Francis Knuettel II, Chief Financial Officer	10/1/2022	(3)	2,223	—	—	$226.80	9/30/2032	—	$—	—	$—
Francis Knuettel II, Chief Financial Officer	1/10/2023	(4)	278	—	—	$226.80	1/9/2033	—	$—	—	$—
Francis Knuettel II, Chief Financial Officer	5/15/2023	(4)	2,778	—	—	$226.80	5/14/2033	—	$—	—	$—
Francis Knuettel II, Chief Financial Officer	6/14/2024	(5)	32,400	—	—	$13.00	6/13/2034	—	$—	—	$—
Francis Knuettel II, Chief Financial Officer	4/11/2025	(6)	5,399	—	—	$13.50	4/10/2035	—	$—	—	$—
Francis Knuettel II, Chief Financial Officer	7/2/2025	(1)	—	102,000	—	$13.50	7/1/2035	—	$—	—	$—
Francis Knuettel II, Chief Financial Officer	7/2/2025	(2)	—	—	—	$—	0	33,472	$1,037,632		$—
Sai Rangarao, Chief Commercial Officer	7/2/2025	(1)	—	93,000	—	$22.68	5/15/2033	—	$—	—	$—
Sai Rangarao, Chief Commercial Officer	7/2/2025	(2)	—	—	—	$—	0	30,518	$946,058	—	$—
(1)This option was granted under the 2023 Plan and one-third shall vest on July 2, 2026, with the remainder vesting in eight equal quarterly installments, with the first installment vesting on October 2, 2026.
(2)This RSU was granted under the 2023 Plan and one-third shall vest on July 2, 2026, with the remainder vesting in eight equal quarterly installments, with the first installment vesting on October 2, 2026.
(3)This option was granted under the 2023 Plan and vested in ten equal quarterly installments, with the first installment vesting on October 1, 2022.
(4)This option was granted under the 2023 Plan and vested in its entirety on February 29, 2024.
(5)This option was granted under the 2023 Plan and one-half vested in four equal quarterly installments, with the first quarterly installment vesting on September 14, 2024, and the remainder vested on July 1, 2025.
(6)This option was granted under the 2023 Plan and vested in its entirety on July 1, 2025.

Equity Incentive Plans
The Pelthos Therapeutics 2023 Equity Incentive Plan
On June 12, 2024, the Board authorized an amendment to the Pelthos Therapeutics Inc. 2023 Equity Incentive Plan (as further amended and/or restated, the “2023 Plan”) to increase the number of shares of Common Stock authorized for issuance thereunder by 150,000 from 44,444 shares to 194,444 shares. On October 22, 2024, the 2023 Plan Amendment was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting. On April 16, 2025, pursuant to written consent of the majority of shareholders of the Company, the number of shares authorized for issuance under the 2023 Plan was increased to 2,400,000 shares. The Company’s board of directors approved the increase to the 2023 Plan on June 26, 2025. The following summary of the material features of the 2023 Plan is qualified in its entirety by reference to the complete text of the 2023 Plan, a copy of which is filed with this Report. The 2023 Plan will terminate on January 10, 2033, in accordance with its terms, although, awards outstanding under the 2023 Plan will continue to be governed by their existing terms after the 2023 Plan’s expiration.
Share Reserve. We have reserved 2,400,000 shares of our Common Stock for issuance under the 2023 Plan. Unissued shares of Common Stock subject to awards that fail to settle, vest or be fully exercised prior to expiration or other termination shall again become available for grant under the terms of the 2023 Plan.
Administration. Our board of directors currently administers the 2023 Plan. The administrator has complete discretion to make all decisions relating to the 2023 Plan and outstanding awards. The board of directors has authorized the compensation committee to also act as administrator to the 2023 Plan.
Eligibility. Key employees, non-employee members of our board of directors and other persons who render services of special importance to our management, operation or development are eligible to participate in the 2023 Plan.
Types of Awards. The 2023 Plan provides for the following types of awards granted with respect to shares of our Common Stock:
•incentive and nonqualified stock options to purchase shares of our Common Stock;
•stock appreciation rights, whether settled in cash or our Common Stock;
•direct awards or sales of shares of our Common Stock, with or without restrictions; and
•restricted stock units.
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
Amendments or Termination. The administrator may at any time amend, suspend or terminate the 2023 Plan, subject to stockholder approval in the case of an amendment if the amendment increases the number of shares available for issuance or materially changes the class of persons eligible to receive incentive stock options. The 2023 Plan will terminate automatically ten years after the later of the date when our board of directors adopted the plan or the date when our board of directors most recently approved an increase in the number of shares of Common Stock reserved thereunder which was also approved by our stockholders, and as noted above, any awards outstanding under the 2023 Plan upon termination will remain outstanding and will continue to be governed by their existing terms.
Director Compensation for Fiscal Year 2025
We have not implemented a formal policy with respect to compensation payable to our non-employee directors. From time to time, we have granted equity awards to attract individuals to join our board of directors and for their continued service thereon. In 2025, independent directors received $10,000 in cash compensation for each quarter of service and a non-employee chairman of the board of directors received $12,500 for each quarter of service. Unless otherwise noted below, in 2025, directors were granted options to purchase 58,230 shares of Common Stock at fair market value as of the date of issuance, expiring ten years from issuance and RSUs representing 19,108 shares of Common Stock. In addition, we reimburse our directors for expenses associated with attending meetings of our board of directors and its committees. Our board of directors is still in the process of considering the non-employee director compensation policy.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Stock Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Greenleaf (3)	$40,000	$343,953	$749,226	—	—	—	$1,133,179
Richard Baxter	20,000	257,958	578,806	—	—	—	856,764
Todd Davis	60,000	257,958	578,806	—	—	—	896,764
Andrew Einhorn (4)	978	323,760	—	—	—	—	324,738
Ezra Friedberg	60,000	257,958	578,806	—	—	—	896,764
Dr. Richard Malamut	60,000	257,958	578,806	—	—	—	896,764
Matthew Pauls (5)	35,000	343,953	749,226	—	—	—	1,128,179
Chia-Lin Simmons (6)	40,000	—	32,000	—	—	—	72,000
(1)Amounts reflected in this column include the fees earned during the fourth quarter ended December 31, 2024, but paid in cash to the applicable director during the year ended December 31, 2025, and fees earned during the fourth quarter ended December 31, 2025, but paid in cash to the applicable director during the year ended December 31, 2026. In this column we are required to report all fees either earned or paid to directors during 2025. As a result, fees earned in 2025 for fourth quarter service in 2025 but paid in 2026 are also included; thus, the dollar amount represents fees paid for five (not four) successive quarters. In addition, fees earned in 2024 but paid in 2025 were $20,000 for each of the following directors: Mr. Davis, Mr. Malamut, Mr. Friedberg, and Ms. Simmons.
(2)Amounts reflect the aggregate grant date fair value of the stock options granted to each director during the fiscal year ended December 31, 2025, as computed in accordance with ASC 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to calculate the value of all stock awards and option awards made to our directors, see Note 11 — “Stockholders’ Equity” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.

(3)Mr. Greenleaf served on the board of directors of LNHC, Inc. prior to the Merger and received $15,000 in cash compensation, which is included in this schedule. Mr. Greenleaf joined our board of directors as chairman on July 1, 2025, and was granted options to purchase 77,640 shares of Common Stock at fair market value as of the date of issuance. Mr. Greenleaf was also granted RSUs representing 25,478 shares of Common Stock.
(4)Mr. Einhorn joined our board of directors on December 23, 2025, and was granted RSUs representing 12,000 shares of Common Stock.
(5)Mr. Pauls served on the board of directors of LNHC, Inc. prior to the Merger and received $15,000 in cash compensation, which is included in this schedule. Mr. Pauls joined our board of directors on July 1, 2025, and was granted options to purchase 77,640 shares of Common Stock at fair market value as of the date of issuance. Mr. Pauls was also granted RSUs representing 25,478 shares of Common Stock.
(6)Chia-Lin Simmons served on our board of directors until the Merger completed in July 2025. Prior to the Merger, Ms. Simmons was granted options to purchase 2,500 shares of Common Stock.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 4, 2026 by (a) each person, or group of affiliated persons, who is known to us to own beneficially 5% or more of our outstanding equity securities; (b) each of our directors; (c) each of our named executive officers; and (d) all of our named executive officers and directors as a group. Except as otherwise indicated in the footnotes below, we believe, based on the information provided to us, that all persons listed below have sole voting power and investment power with respect to their shares of Common Stock or other equity securities that they beneficially own, subject to community property laws where applicable.
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock or other equity securities of the Company that such person has the right to acquire within sixty (60) days of March 4, 2026. For purposes of computing the percentage of outstanding shares of our Common Stock or other equity securities of the Company held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 4, 2026 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership information shown in the table is based upon 3,366,686 shares of Common Stock issued and outstanding as of March 4, 2026. The inclusion herein of any shares of Common Stock or other equity securities of the Company listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is 4020 Stirrup Creek Drive, Suite 110, Durham, NC 27703.

Name of Beneficial Owner(1):	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and executive officers
Scott M. Plesha	—	*
Francis Knuettel II (2)	65,894	2.0%
Sai Rangarao	—	*
Peter Greenleaf (3)	60,152	1.8%
Richard Baxter (4)	19,335	*
Todd Davis (5)	43,232	1.3%
Andrew Einhorn	—	*
Ezra Friedberg (6)	205,336	6.1%
Dr. Richard Malamut (7)	29,731	*
Matthew Pauls (8)	50,610	1.5%
All executive officers and directors as a group (10 persons)	474,290	14.1%

5% or greater stockholders:
Ligand Pharmaceuticals Incorporated (9)	1,500,000	44.6%
Murchinson Ltd. (10)	280,000	8.3%
Ikarian Capital, LLC (11)	255,758	7.6%
3i, LP (12)	213,507	6.3%
*Represents beneficial ownership of less than one percent.

(1)Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2)For Mr. Knuettel, includes 5,279 shares of Common Stock issuable upon the exercise of stock options which are exercisable at a price of $226.80 per share, 32,400 shares of Common Stock issuable upon the exercise of stock options which are exercisable at a price of $13.00 per share, 5,399 shares of Common Stock issuable upon the exercise of stock options which are exercisable at a price of $13.50 per share, 10,000 shares of Common Stock held by Camden and 12,816 shares of Common Stock held by the Lara Knuettel Revocable Trust. The options for 32,400 shares and 5,399 shares are owned by Mr. Knuettel directly and all other stock options are held of record by Camden. Mr. Knuettel serves as Managing Member of Camden and co-trustee, with individual dispositive power of the Lara Knuettel Revocable Trust, and accordingly, may be deemed to beneficially own the shares of Common Stock owned directly by Camden and the Lara Knuettel Revocable Trust.
(3)For Mr. Greenleaf, includes 45,290 shares of Common Stock issuable upon the exercise of stock options held by Mr. Greenleaf which are exercisable at a price of $13.50 per share, a RSU held by Mr. Greenleaf for 2,123 shares, and 12,739 shares of Common Stock owned by Mr. Greenleaf.
(4)For Mr. Baxter, includes 14,558 shares of Common Stock issuable upon the exercise of stock options held by Mr. Baxter which are exercisable at a price of $13.50 per share, a RSU held by Mr. Baxter for 1,592 shares, and 3,185 shares of Common Stock owned by Mr. Baxter.
(5)For Mr. Davis, includes 14,558 shares of Common Stock issuable upon the exercise of stock options held by Mr. Davis which are exercisable at a price of $13.50 per share, 5,557 shares of Common Stock issuable upon the exercise of stock options held by Mr. Davis which are exercisable at a price of $226.80 per share, a RSU held by Mr. Davis for 1,592 shares, a RSU held by Mr. Davis for 1,613 shares, and 19,912 shares of Common Stock owned by Mr. Davis.
(6)For Mr. Friedberg, includes 14,558 shares of Common Stock issuable upon the exercise of stock options held by Mr. Friedberg which are exercisable at a price of $13.50 per share, 1,667 shares of Common Stock issuable upon the exercise of stock options held by Mr. Friedberg which are exercisable at a price of $226.80 per share, a RSU held by Mr. Friedberg for 1,592 shares, a RSU held by Mr. Friedberg for 806 shares, 64,641 shares of Common Stock owned by Mr. Friedberg, 82,072 shares of Common Stock owned by Balmoral Financial Group LLC (“Balmoral”) and 40,000 shares of Common Stock owned by Key Recovery Group, LLC (“Key”). In addition, Mr. Friedberg serves as a manager with individual dispositive power of both Balmoral and Key, and accordingly, may be deemed to beneficially own the shares of Common Stock owned directly by Balmoral and by Key. Mr. Friedberg has sole voting and dispositive power over the shares held by Balmoral and by Key. The principal executive office of both Balmoral and Key is 106 Court Road, Suite 202, Baltimore, MD 21208.
(7)For Mr. Malamut, includes 14,558 shares of Common Stock issuable upon the exercise of stock options held by Mr. Malamut which are exercisable at a price of $13.50 per share, 1,667 shares of Common Stock issuable upon the exercise of stock options held by Mr. Malamut which are exercisable at a price of $226.80 per share, a RSU held by Mr. Malamut for 1,592 shares, a RSU held by Mr. Malamut for 806 shares, and 11,108 shares of Common Stock owned by Mr. Malamut.
(8)For Mr. Pauls, includes 45,290 shares of Common Stock issuable upon the exercise of stock options held by Mr. Pauls which are exercisable at a price of $13.50 per share, a RSU held by Mr. Pauls for 2,123 shares, and 3,197 shares of Common Stock owned by Mr. Pauls.
(9)None of the directors of Ligand has sole voting or dispositive power with respect to the shares of Common Stock held by Ligand Pharmaceuticals Incorporated. The principal executive office of Ligand Pharmaceuticals Incorporated. is 555 Heritage Drive, Suite 200, Jupiter, FL 33458.
(10)None of the directors of Murchinson Ltd. has sole voting or dispositive power with respect to the shares of Common Stock held by Murchinson Ltd. The principal executive office of Murchinson Ltd. is 145 Adelaide Street West, Toronto A6 M5H 4E5, Canada.
(11)None of the directors of Ikarian Capital, LLC has sole voting or dispositive power with respect to the shares of Common Stock held by Ikarian Capital, LLC. The principal executive office of Ikarian Capital, LLC is 100 Crescent Court, Suite 1620, Dallas, TX 75201.
(12)None of the directors of 3i, LP has sole voting or dispositive power with respect to the shares of Common Stock held by 3i, LP. The principal executive office of 3i, LP is 2 Wooster St., 2nd Floor, New York, NY 10013.

Securities Authorized for Issuance under Equity Compensation Plans
The following table presents information as of December 31, 2025, with respect to compensation plans under which shares of our Common Stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2023 Plan.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,971,472	$5.95	354,497
Equity compensation plans not approved by security holders	—	—	—
Total			354,497
(1)Includes 1,506,551 shares of Common Stock issuable upon exercise of outstanding stock options under the 2023 Plan and outstanding RSUs representing 464,921 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Channel Related Party Transactions
The following is a summary of transactions among related parties that occurred from Channel’s incorporation, until its merger with and into LNHC:
On December 18, 2024, 747,187 shares of Channel common stock and 2,600 shares of Series C Preferred Stock held by Chromocell Holdings were transferred by Channel to Alexandra Wood (Canada) Inc. (“AWI”) in satisfaction of a default judgment against Chromocell Holdings regarding the default by Chromocell Holdings of a secured promissory note by order of the Supreme Court of the State of New York, County of New York on November 25, 2024 in the matter Alexandra Wood (Canada) Inc. v. Chromocell Corp., Index No. 651735/2024. AWI subsequently transferred 173,000 shares of Chromocell Holding’s Channel common stock that it received such that AWI now owns 574,187 shares of the Channel common stock originally issued to Chromocell Holdings in connection with the Contribution Agreement.
On February 8, 2024, the company and certain affiliates of the Representative entered into the Bridge Financing Note Amendments. Under the Bridge Financing Note Amendments, both notes issued in the April Bridge Financing and the September Bridge Financing had a maturity date of March 1, 2024, and the full principal amount of both notes and any accrued interest thereon was payable solely in cash upon the consummation of the IPO. Both notes had an annual interest rate of eight percent (8%), which accrued daily, and was calculated on the basis of a 360-day year (consisting of twelve 30 calendar day periods).
On February 10, 2024, the company entered into the Stock Rescission Agreement with certain affiliates of the Representative, pursuant to which we rescinded 111,129 shares of our Common Stock held by such affiliates of the Representative and agreed to refund an aggregate of $91,512 paid by such affiliates of the Representative in consideration therefor within 30 days of the effective date of the Stock Rescission Agreement.
LNHC Related Party Transactions
The following includes a summary of transactions from January 1, 2022 until the Merger to which LNHC has been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) 1% of the average of LNHC’s total assets at year-end for the prior two fiscal years, and in which any of LNHC’s directors, executive officers or, to LNHC’s knowledge, beneficial owners of more than 5% of LNHC capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements.
Assignment Agreement
Ligand and LNHC entered into an Assignment Agreement, dated March 24, 2025 (the “Assignment Agreement”), pursuant to which LNHC assigned to Ligand all of its material assets and liabilities (including intellectual property rights and contracts) relating to the NITRICIL platform technology, ZELSUVMI, and product candidates that utilize the NITRICIL platform technology. Ligand’s rights to the assigned assets under the Assignment Agreement are subject to the Amended Sato Agreement described below.
Amended Sato Agreement
Ligand and LNHC entered into an Exclusive License and Sublicense Agreement, dated March 24, 2025 (the “Amended Sato Agreement”), pursuant to which Ligand granted to LNHC an exclusive, sublicensable license under the intellectual property rights assigned to Ligand pursuant to the Assignment Agreement to exploit ZELSUVMI™(berdazimer) topical gel (the “Licensed Product”) for the treatment of molluscum contagiosum in humans (the “Licensed Field”) anywhere in the world except Japan (the “Territory”) and to make and have made certain compounds and products as defined in the Sato Agreement, pursuant to which Sato has received certain rights to certain compounds and products in Japan.
LNHC will use commercially reasonable efforts to commercialize the Licensed Product in the Licensed Field in the Territory. Within one year of the effective date of the Amended Sato Agreement, Ligand and LNHC will also negotiate in good faith a development and funding agreement for LNHC to obtain rights to develop and commercialize the product program designated SB207.

LNHC will pay Ligand a 13% royalty on net sales of the Licensed Product. LNHC will also pay Ligand an aggregate amount of $10.0 million upon the achievement of certain sales and commercial milestones. LNHC will further pay Ligand a low-mid percentage of non-royalty payments received from its sublicensees.
Unless terminated earlier according to its terms, the Amended Sato Agreement will expire when LNHC ceases to actively exploit the Licensed Product. Either party may terminate for the other party’s material breach subject to a notice and cure period. Ligand may terminate if LNHC fails to achieve certain regulatory and commercial milestones with respect to certain major markets, if LNHC challenges the licensed patents or if LNHC becomes insolvent.
Master Services Agreement
In connection with drug products developed by Ligand, its affiliates or its licensees (the “Ligand Parties”) utilizing the NITRICIL platform technology, Ligand and LNHC entered into a Master Services Agreement, pursuant to which LNHC will provide to the Ligand Parties certain development and manufacturing services in connection with such drug products developed by the Ligand Parties. In the event Ligand wishes to manufacture any product that uses the NITRICIL platform technology for other than ZELSUVMI(berdazimer) topical gel for the treatment of molluscum contagiosum in humans, then LNHC will transfer all necessary know-how to enable Ligand or its designee to manufacture such product. The Master Services Agreement will expire on March 24, 2040, subject to Ligand’s election to renew the Master Services Agreement for additional five-year periods, provided Ligand gives at least 90 days’ prior written notice thereof to LNHC. Ligand may terminate the Master Services Agreement for any reason or if LNHC undergoes a change in control, provided Ligand gives at least 30 days’ prior written notice to LNHC. Either party may terminate for the other party’s material breach subject to a notice and cure period or if the other party becomes insolvent or bankrupt.
Ligand Bridge Note
Effective January 1, 2025, LNHC entered into a revolving bridge promissory note with Ligand (the “Ligand Bridge Note”) under which any amounts of cash transfers from Ligand to LNHC, and settlement of LNHC’s expenses directly by Ligand, starting from January 1, 2025, are considered a loan from Ligand to LNHC. The maximum borrowing under the Ligand Bridge Note is $18.0 million. The Ligand Bridge Note was repaid at the closing of the Merger, and the amount repaid under the Ligand Bridge was offset against Ligand’s funding commitment in the PIPE Financing.
Post-Merger Related Party Transactions
On July 1, 2025, the Company consummated the Merger with LNHC, pursuant to which CHRO Merger Sub merged with and into LNHC, with LNHC surviving the Merger and continuing as a wholly-owned subsidiary of the Company.
Pursuant to the terms of the Merger Agreement, executed by and among the Company, Merger Sub, LNHC and Ligand, the Merger closed on July 1, 2025. At the Effective Time, the Company issued an aggregate of approximately 31,278 shares of Series A Preferred Stock to Ligand, based on the exchange ratio set forth in the Merger Agreement. Immediately following the Effective Time, approximately 57,568 shares of Series A Preferred Stock were issued and outstanding. Following the Merger, LNHC became a wholly-owned subsidiary of the Company, and the Company adopted the business plan of LNHC. LNHC is a biopharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens.
In conjunction with the consummation of the Merger, the Company closed the PIPE Financing pursuant to a Securities Purchase Agreement with LNHC and the PIPE Investors, which included Ligand. At the closing of the PIPE Financing, which occurred immediately prior to the Effective Time, the Company issued an aggregate of 50,100 shares of Series A Preferred Stock to the PIPE Investors, including Camden which received 100 shares of Series A Preferred Stock, Balmoral which received 400 shares of Series A Preferred Stock, Ligand which received 31,278 shares of Series A Preferred Stock and Key Recovery which received 400 shares of Series A Preferred Stock (each a related party based on share ownership in excess of 5% or a principal at one or more of the investing entities being on the Board or an executive officer of the Company), for gross proceeds of approximately $50.1 million, consisting of approximately $50.0 million in cash and the conversion of approximately $0.1 million of principal and interest under an outstanding convertible note.
Each share of Series A Preferred Stock is convertible into shares of Common Stock, subject to certain beneficial ownership limitations, including a 49.9% cap for Ligand and a 4.99% or 9.99% cap for other PIPE Investors. Immediately following the PIPE Financing, certain PIPE Investors converted 23,810 shares of Series A Preferred Stock into an aggregate of 2,381,000 shares of Common Stock (after giving effect to the “Reverse Stock Split”).

The Securities Purchase Agreement also provides the PIPE Investors with customary rights, including participation rights in future financings, anti-dilution protections, and registration rights pursuant to a registration rights agreement entered into on the Closing Date. The Company is obligated to file a resale registration statement with the SEC covering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.
On the Closing Date, the Company effected the Reverse Stock Split and changed its name from Channel Therapeutics Corporation to Pelthos Therapeutics Inc. The Common Stock commenced trading on NYSE American under the symbol “PTHS” on July 2, 2025.
Nomis Royalty Vest
As an inducement to enter into the Securities Purchase Agreement, the Company and Nomis Royalty Vest LLC (“NRV”) entered into a Purchase and Sale Agreement, dated as of July 1, 2025, pursuant to which the Company sold to NRV, and NRV purchased, all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments for ZELSUVMI and all accounts with respect thereto. In addition, prior to the expiration of the Initial Royalty Term (as defined in the ZELSUVMI Royalty Agreement), NRV will receive a 1.5% royalty on net sales of ZELSUVMI worldwide, other than in Japan, and 3.46% of non-royalty sublicensing payments received by LNHC for its sublicensing of rights to ZELSUVMI, and (ii) after the expiration of the Initial Royalty Term, NRV will receive a 1.2% royalty on net sales of ZELSUVMI worldwide, other than in Japan, and 3.46% of non-royalty sublicensing payments received by LNHC for its sublicensing of rights to ZELSUVMI.
NRV, Ligand, and Madison
On July 1, 2025, the Company and NRV, Ligand, and Madison Royalty LLC, a Colorado limited liability company, on behalf of certain of the Company’s management team and other assignees (“Madison”) entered into a Purchase and Sale Agreement, pursuant to which the Company sold to each of NRV, Ligand, and Madison, and each of NRV, Ligand, and Madison purchased, all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments and all accounts related to or utilizing the Channel Covered Products. In addition, (A) prior to the expiration of the initial royalty term, (i) NRV will receive a 5.3% royalty, Ligand will receive a 1.7% royalty and Madison will receive a 1.5% royalty on Net Sales of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide; and (B) after the expiration of the initial royalty term, (i) NRV will receive a 4.24% royalty, Ligand will receive a 1.36% royalty and Madison will receive a 1.2% royalty on Net Sales of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide.
Convertible Note Financing (Private Placement)
On November 6, 2025 (the “Convertible Note Financing Closing Date”), the Company entered into a securities purchase agreement (the “November 2025 Securities Purchase Agreement”) with certain investors, including Ligand which received a Convertible Note in the principal amount of $9.0 million and Balmoral which received a Convertible Note in the principal amount of $250,000 (each a related party based on share ownership in excess of 5%, or resulting from a principal at one of the entities being on the Board) (collectively, the “Investors”), pursuant to which, among other things, on the Convertible Note Financing Closing Date, the Investors purchased for cash, and the Company issued and sold to the Investors, the Convertible Notes in the aggregate original principal amount of $18.0 million, which are convertible into shares of the Company’s Common Stock, par value $0.0001 per share (the “Convertible Note Financing”). The gross proceeds from the Convertible Note Financing were approximately $18.0 million, before paying estimated expenses. The November 2025 Securities Purchase Agreement contained customary representations and warranties of the Company, on the one hand and the Investors, on the other hand, and customary conditions to closing. The November 2025 Securities Purchase Agreement generally prohibits the Company from issuing securities without the written consent of the Required Holders (as defined in the November 2025 Securities Purchase Agreement), but includes exceptions for specific issuances of securities, including in connection with the independent funding and development of the Company’s historical assets relating to the sodium-ion channel known as NaV1.7 for the treatment of various types of systemic chronic pain, acute and chronic eye pain and post-surgical nerve blocks. The Investors have approved Ligand to serve as collateral agent (the “Collateral Agent”) under the Pledge Agreement (as defined below) and the other Security Documents (as defined in the November 2025 Securities Purchase Agreement) and have authorized the Collateral Agent to take action on behalf of the Investors in accordance with the terms of the November 2025 Securities Purchase Agreement and the Security Documents. The Convertible Note Financing was approved by the vote of the disinterested directors of the Board.
The closing of the Convertible Note Financing occurred on November 6, 2025.
As partial consideration for the Convertible Notes, the Company granted to each of the Investors (i) a 5.0% royalty on net sales of XEPI (ozenoxacin) cream, for topical use (described below), and all other derivatives and modifications thereof (“XEPI”), to be shared pro rata among all the Investors and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato to Ligand in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Investors (the “Sato Payments”).
Pledge Agreement
On the Convertible Note Financing Closing Date, the Company, as pledgor and Ligand, as secured party, in its capacity as Collateral Agent for each holder of Convertible Notes, entered into a pledge agreement (the “Pledge Agreement”). In accordance with the terms of the Pledge Agreement, the Convertible Notes are secured by a lien on, and security interest in, (i) 10.0% of all aggregate net sales of the “End Product” as defined in that certain License and API Supply Agreement, dated as of November 6, 2025, by and among the Company, Ferrer Internacional, S.A. and Interquim, S.A.U., including XEPI, in the United States, including Puerto Rico and the U.S. Virgin Islands; provided, however, that the Company will only accrue 5.0% of such payments as liabilities until the occurrence of an event of default (the “Covered Product Revenue Payments”), (ii) the Sato Payments, and (iii) all accounts receivable of the Company with respect to the Covered Product Revenue Payments and the Sato Payments, pursuant to a pledge agreement by and between – in each case, subject to certain permitted indebtedness of the Company.
Registration Rights Agreement
On the Convertible Note Financing Closing Date, the Company and the Investors entered into a Convertible Notes Registration Rights Agreement, pursuant to which the Investors are entitled to certain resale registration rights with respect to shares of the Company’s Common Stock issuable upon conversion of the Convertible Notes issued to the Investors. Pursuant to the Convertible Notes Registration Rights Agreement, the Company is required to prepare and file a resale registration statement with the SEC on or prior to the 60th calendar day following the Convertible Note Financing Closing Date. The Company is obligated to use reasonable best efforts to cause this registration statement to be declared effective by the SEC by the earlier of (i) 90 calendar days following the Convertible Note Financing Closing Date and (ii) the second business day after the date the Company is notified by the SEC that the registration statement will not be reviewed.
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
As an inducement to certain Investors to enter into the November 2025 Securities Purchase Agreement, the Lock-Up Investors and Ligand, have, on the Convertible Note Financing Closing Date, entered into amended and restated lock-up agreements, pursuant to which the Lock-Up Investors and Ligand have received terms identical to those included in the Lock-Up Agreements signed by certain other investors who were parties to that certain securities purchase agreement, dated April 16, 2025, by and among the Company, LNHC, and the others investors thereto.
Channel Products Royalty Agreement Amendment
As an inducement to certain Investors to enter into the November 2025 Securities Purchase Agreement, on the Convertible Note Financing Closing Date, Channel Pharmaceutical Corporation, a wholly owned subsidiary of the Company, and the Company, as seller, and NRV, Ligand, and Madison, as purchasers, entered into Amendment No. 1 to the Channel Products Royalty Agreement , pursuant to which the Company, NRV, Ligand and Madison amended the definition of the Channel Covered Products to exclude (i) Nitricil based technology and (ii) XEPI.

Assignment Agreement Amendment
As an inducement to certain Investors to enter into the November 2025 Securities Purchase Agreement, on the Convertible Note Financing Closing Date, LNHC and Ligand entered into Amendment No. 1 to the Assignment Agreement, pursuant to which Ligand agreed to pay the Company (i) 75% of the milestone payment received by Ligand from Sato in respect of the first commercial sale of the “Licensed Product” (as defined in Amended Sato Agreement) in Japan; and (ii) fifty percent (50%) of any other amounts received by Ligand from Sato under the Amended Sato Agreement solely in respect of the “Licensed Product” (and, for the avoidance of doubt, no other product covered by the Amended Sato Agreement) in the “Licensed Field” (in each case, as defined in the Amended Sato Agreement), less any out-of-pocket costs incurred by Ligand to effectuate its rights, obligations and responsibilities under the Amended Sato Agreement.
Review, Approval or Ratification of Transactions with Related Parties
We have adopted a written related-party transactions policy that provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our Common Stock and any members of the immediate family of the foregoing persons, are not permitted to enter into a material related-party transaction with us without the review and approval of our audit committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Such policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our Common Stock or with any of their immediate family members or affiliates, in which the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two fiscal years, will be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, we expect that our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Item 14. Principal Accountant Fees and Services
CBIZ CPAs P.C. (“CBIZ”) is our independent registered public accounting firm and performed the audit of our consolidated financial statements for the year ended December 31, 2025. Effective November 1, 2024, CBIZ acquired the attest business of Marcum LLP, who was our independent registered public accounting firm and performed the audit of our consolidated financial statements for the year ended December 31, 2024. The following table sets forth all fees billed or to be billed for such periods:

	2025	2024
Audit fees (1)	$399,615	$211,817
Audit-related fees (2)	137,240	82,546
Tax fees (3)	—	—
All other fees (4)	—	77,092
Total	$536,855	$371,455
(1)“Audit fees” include fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.
(2)“Audit-related fees” include fees billed for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements including subscription for the online library of accounting research literature and are not reported under “Audit Fees”.
(3)“Tax fees” include fees for tax compliance. Tax compliance fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, and assistance with tax audits.
(4)“All other fees” include fees for the bring down and comfort letters associated with the IPO as well as work done in evaluating the Contribution Agreement.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)Financial Statements:
The audited balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the reports of CBIZ CPAs P.C. and Marcum LLP, independent registered public accounting firms for the years ended December 31, 2025 and December 31 2024, respectively, are filed herewith.
(2)Financial Schedules:
None. Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)Exhibits:
The exhibits listed in the accompanying index to exhibits are filed with this Report or incorporated by reference into this Item 15(a)(3) as part of this Report.
(b)The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.
Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of such parties. These representations and warranties:
•may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•may apply standards of materiality that differ from those of a reasonable investor; and
•were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1
Articles of Incorporation, filed with the Secretary of State of the State of Nevada on November 5, 2024 (filed as Exhibit 3.1(a) to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).

3.2
Certificate of Correction to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on November 7, 2024 (filed as Exhibit 3.1(b) to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).

3.3
Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on July 1, 2025 (Name Change Certificate of Amendment) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2025)

3.4
Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on July 1, 2025 (Reverse Stock Split Certificate of Amendment) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).

3.5
Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on July 1, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).

3.6
Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on July 17, 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on July 25, 2025 (Registration No. 333-288980)).

3.7
Certificate of Designations, Preferences and Rights of Series C Convertible Redeemable Preferred Stock, filed with the Secretary of State of the State of Nevada on November 8, 2024 (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).

3.8	Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2025).
4.1	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).
4.2
Form of Warrant issued pursuant to Venture Loan and Security Agreement dated as of January 12, 2026, by and among Pelthos Therapeutics Inc., LNHC, Inc., Channel Therapeutics Corporation and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on February 2, 2026).
4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on February 2, 2026).
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

10.17+
Executive Employment Agreement, dated July 1, 2025, between Pelthos Therapeutics Inc. and Scott Plesha. (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).

10.18+
Executive Employment Agreement, dated July 1, 2025, between Pelthos Therapeutics Inc. and Francis Knuettel II. (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2025).

10.19+
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

10.37
Second Amendment to Lease dated November 23, 2021 by and between Copper II 2020, LLC and Novan, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on September 16, 2025).

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

10.43
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

10.49
License and API Supply Agreement, effective as of November 6, 2025, by and among Pelthos Therapeutics Inc., Ferrer Internacional, S.A. and Interquim, S.A.U. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2025).

10.50
Asset Purchase Agreement, dated as of December 23, 2025, by and between Pelthos Therapeutics Inc., as Purchaser, and Hatchtech Pty Ltd ACN 098 559 409, as Seller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 2, 2026).

10.51
Down Payment Agreement for Xeglyze Assets Purchase, dated as of November 20, 2025, by and between Hatchtech Pty Ltd, as Seller and Pelthos Therapeutics Inc. as Buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 2, 2026).

10.52
Venture Loan and Security Agreement, dated as of January 12, 2026, by and among Pelthos Therapeutics Inc., LNHC, Inc., Channel Therapeutics Corporation and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 16, 2024).
21.1*	List of Subsidiaries.
23.1*	Consent of CBIZ CPAS P.C.
23.2*	Consent of Marcum LLP.
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1+	Compensation Recovery Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 16, 2024).
99.1*	Rule 10b5-1(c)(1) Trading Plan dated December 12, 2025 by and among Pelthos Therapeutics Inc. and Raymond James & Associates, Inc.
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
+Indicates management contract or compensatory plan.
In accordance with SEC Release 33-8238, Exhibits 31s and 32s are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pelthos Therapeutics Inc.

Date: March 19, 2026	By:	/s/ Scott Plesha
Name: Scott Plesha
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: March 19, 2026	By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer)

SIGNATURES AND POWER OF ATTORNEY
We, the undersigned directors and officers of Pelthos Therapeutics Inc., hereby severally constitute and appoint Scott Plesha and Frank Knuettel II, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pelthos Therapeutics Inc.

Date: March 19, 2026	By:	/s/ Scott Plesha
Name: Scott Plesha
Title: Chief Executive Officer, President and Director

Date: March 19, 2026	By:	/s/ Peter Greenleaf
Name: Peter Greenleaf
Chairman of the Board of Directors

Date: March 19, 2026	By:	/s/ Matthew Pauls
Name: Matthew Pauls
Director

Date: March 19, 2026	By:	/s/ Andrew Einhorn
Name: Andrew Einhorn
Director

Date: March 19, 2026	By:	/s/ Todd Davis
Name: Todd Davis
Director

Date: March 19, 2026	By:	/s/ Richard Baxter
Name: Richard Baxter
Director

Date: March 19, 2026	By:	/s/ Ezra Friedberg
Name: Ezra Friedberg
Director

Date: March 19, 2026	By:	/s/ Richard Malamut
Name: Richard Malamut
Director

PELTHOS THERAPEUTICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Pelthos Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pelthos Therapeutics Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Hartford, Connecticut
March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Channel Therapeutics Corporation
Freehold, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Channel Therapeutics Corporation (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
March 27, 2025, except for the effect of the reverse stock split described in Note 11 to the financial statements, as to which the date is March 19, 2026

PELTHOS THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$17,973	$513
Restricted cash, current	50	—
Accounts receivable, net	8,858	—
Inventory, net	23,574	—
Prepaid expenses and other current assets	2,955	856
Total current assets	53,410	1,369
Property and equipment, net	9,586	—
Operating lease right-of-use assets, net	3,250	—
Intangible assets, net	39,470	—
Goodwill	24,681	—
Total assets	$130,397	$1,369

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,986	$1,897
Accrued expenses	15,364	—
Contingent consideration	2,200	—
Operating lease liabilities, current portion	635	—
Deferred revenue, current portion	966	—
Loan payable, net of debt discount	—	2,054
Loan payable - related party, net of debt discount	—	132
Other liabilities	3,842	—
Total current liabilities	25,993	4,083
Operating lease liabilities, net of current portion	2,752	—
Deferred revenue, net of current portion	1,280	—
Convertible debt	31,441	—
Other long-term liabilities	30,050	—
Total liabilities	91,516	4,083
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A, $0.0001 par value, 150,000 shares authorized, 56,418 shares issued and outstanding as of December 31, 2025 and 700,000 shares authorized, no shares issued or outstanding as of December 31, 2024, respectively	—	—
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 2,600 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,234,423 and 610,389 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	103,675	18,761
Accumulated deficit	(64,794)	(21,475)
Total stockholders' equity (deficit)	38,881	(2,714)

Total liabilities and stockholders' equity (deficit)	$130,397	$1,369
The accompanying notes are an integral part of these consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024

Revenue
Net product revenues	$16,206	$—
License and collaboration revenues	589	—
Total revenue	16,795	—
Operating expenses
Cost of goods sold	3,988	—
Selling, general and administrative	42,453	6,392
Research and development	1,228	1,179
Amortization of intangible assets	1,556	—
Total operating expenses	49,225	7,571
Operating loss	(32,430)	(7,571)
Other (expense) income
Interest expense	(3,012)	(786)
Impairment of intangible assets	(285)	—
Change in fair value of convertible debt	(14,984)	—
Interest income and other income	5	402
Total other (expense) income	(18,276)	(384)
Net loss before provision for income taxes	(50,706)	(7,955)
Provision for income taxes	(7,387)	—
Net loss and comprehensive loss	$(43,319)	$(7,955)

Net loss per common share - basic and diluted	$(23.04)	$(14.27)

Weighted average number of common shares outstanding during the period - basic and diluted	1,880,498	557,447
The accompanying notes are an integral part of these consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2025
(in thousands, except share and per share amounts)

Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2024	—	$—	2,600	$—	610,389	$—	$18,761	$(21,475)	$(2,714)
Stock-based compensation	—	—	—	—	—	—	3,954	—	3,954
Restricted stock unit expense	—	—	—	—	47,080	—	1,507	—	1,507
Shares issued for services	—	—	—	—	3,081	—	53	—	53
Shares issued for cash	—	—	—	—	1,650	—	—	—	—
Shares issued for conversion of notes	—	—	—	—	48,938	—	737	—	737
Exercise of stock options	—	—	—	—	19,538	—	206	—	206
Stock split	—	—	—	—	7,747	—	—	—	—
Shares issued in Acquisition of LNHC, Inc.	31,278	—	—	—	—	—	39,410	—	39,410
Shares issued in PIPE Financing	50,100	—	—	—	—	—	38,678	—	38,678
Conversion of Preferred A Shares	(24,960)	—	—	—	2,496,000	—	—	—	—
Royalty obligation extinguishment	—	—	—	—	—	—	369	—	369
Net loss	—	—	—	—	—	—	—	(43,319)	(43,319)
Balance, December 31, 2025	56,418	$—	2,600	$—	3,234,423	$—	$103,675	$(64,794)	$38,881
The accompanying notes are an integral part of these consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2024
(in thousands, except share and per share amounts)

Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2023	600,000	$—	—	$—	390,634	$—	$7,075	$(13,520)	$(6,445)
Stock-based compensation	—	—	—	—	—	—	1,455	—	1,455
Restricted stock unit expense	—	—	—	—	6,450	—	105	—	105
Shares issued for services	—	—	—	—	19,287	—	239	—	239
Shares issued for cash	—	—	—	—	110,000	—	5,972	—	5,972
Shares issued for conversion of notes	—	—	—	—	25,350	—	1,363	—	1,363
Issuance cost from common stock issued for extension of bridge loan	—	—	—	—	8,112	—	448	—	448
Standby agreement	—	—	—	—	3,750	—	—	—	—
Recission of common stock	—	—	—	—	(11,113)	—	(92)	—	(92)
Transfer of liabilities to Chromocell Corp. for preferred C shares	—	—	2,600	—	—	—	2,153	—	2,153
Shares issued for payment of accounts payable	—	—	—	—	1,000	—	7	—	7
Stock repurchase	—	—	—	—	(8,620)	—	(74)	—	(74)
Conversion of Preferred A Shares	(600,000)	—	—	—	49,943	—	—	—	—
Shares issued for cash under equity line of credit, net of issuance costs and for paydown on notes payable and accrued interest	—	—	—	—	15,596	—	110	—	110
Net loss	—	—	—	—	—	—	—	(7,955)	(7,955)
Balance, December 31, 2024	—	$—	2,600	$—	610,389	$—	$18,761	$(21,475)	$(2,714)
The accompanying notes are an integral part of these consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(43,319)	$(7,955)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of interest for royalty obligations	2,397	—
Change in fair value of convertible note	14,984	—
Depreciation of property and equipment	729	—
Amortization of intangible assets	1,556	—
Impairment of intangible assets	285	—
Amortization of debt discount	259	692
Lease amortization expense	74	—
Stock-based compensation	5,461	1,799
Inventory write-off	1,055	—
Gain on default judgment	—	(363)
Changes in operating assets and liabilities:
Accounts receivable	(8,810)	—
Inventory	1,778	—
Prepaid expenses	(880)	(861)
Operating lease right-of-use assets	345	—
Accounts payable	1,356	1,179
Accrued expenses	6,163	(283)
Contingent consideration	2,200	—
Operating lease liabilities	(282)	—
Deferred revenue	(589)	—
Deferred income tax	(7,387)	—
Other assets and liabilities	35	—
Net cash used in operating activities	(22,590)	(5,792)
Cash flow from investing activities:
Purchases of property and equipment	(99)	—
Acquisition of Xepi asset	(6,080)	—
Acquisition of Xeglyze asset	(1,818)	—
Acquisition of LNHC, Inc.	2,761	—
Net cash used in investing activities	(5,236)	—
Cash flow from financing activities:
Proceeds from PIPE, net	27,384	—
Proceeds from stock option exercises	206	—
Proceeds from convertible note	17,898	—
Proceeds from loan payable, net of debt discount	693	536
Payment of loan payable, net of debt discount	(845)	(215)
Common stock issued for cash	—	5,972
Rescission of common stock	—	(92)
Repurchase of common stock under stock repurchase plan	—	(75)
Shares issued for cash under equity line of credit	—	83
Net cash provided by financing activities	45,336	6,209
Net increase in cash and cash equivalents	17,510	417
Cash, cash equivalents and restricted cash as of beginning of period	513	96
Cash, cash equivalents and restricted cash as of end of period	$18,023	$513
The accompanying notes are an integral part of these consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (CONTINUED)
(in thousands, except share and per share amounts)

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$17,973	$513
Restricted cash	50	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,023	$513

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$19	$—

Supplemental non-cash investing and financing activities:
Royalty obligation extinguishment	$369	$—
Issuance costs allocated to convertible debt	$1,072	$—
PIPE proceeds allocated to accounts payable	$1,776	$—
PIPE proceeds allocated to debt payable	$20,340	$—
PIPE proceeds allocated to fees	$600	$—
Royalty agreement liability reclassified from additional paid in capital	$10,821	$—
Debt discount from common stock issued for extension of bridge loan	$—	$448
Shares issued for payment of accounts payable or for services	$53	$7
Conversion of notes to common stock	$737	$1,363
Transfer of liabilities to Chromocell Corporation for Series C Preferred Stock	$—	$2,153
Account payable and accrued expenses converted to notes	$—	$1,455
Account payable and accrued expenses converted to notes - related party	$—	$132
Shares issued for payment of accrued interest	$—	$3,000
Shares issued for payment of principal on loan payable	$—	$24,000
The accompanying notes are an integral part of these consolidated financial statements.

PELTHOS THERAPEUTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar values in thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS
Description of Business
Pelthos Therapeutics Inc. (the “Company”) is a bio-pharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens. The Company currently has three U.S. Food and Drug Administration (“FDA”) approved products in its commercial portfolio, in various stages of commercialization, including ZELSUVMITM, XEPI®, and XEGLYZE®.
The Company is currently actively promoting one commercial product, ZELSUVMI (berdazimer) topical gel, 10.3% for the treatment of molluscum contagiosum, which was approved by the FDA in January 2024 and was commercially launched in July 2025. Berdazimer sodium is the active pharmaceutical ingredient (“API”) used in ZELSUVMI and is the backbone of the NITRICIL™ platform technology. During the fourth quarter of 2025, the Company acquired the rights to both XEPI and XEGLYZE, for the treatment of impetigo and head lice, respectively, and is preparing them for future commercialization. The Company leases its manufacturing facility, owns and operates the equipment used in the production of the ZELSUVMI API, and has the personnel, know-how, and experience to produce the API for ZELSUVMI.
In addition, the Company also has rights to clinical stage assets that selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to modulate the transmission of pain perception to the central nervous system.
Company Background
The Company was effectively formed on July 1, 2025 with the merger transaction between Channel Therapeutics Corporation (“Channel”) and LNHC, Inc. (“LNHC”). See below within this Note 1 as well as Note 3 — “Acquisition of LNHC, Inc.” for further information regarding the merger transaction between Channel and LNHC.

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
The Merger
On July 1, 2025 (the “Merger Closing Date”), the Company consummated the previously announced merger transaction pursuant to that certain Agreement and Plan of Merger (the “Merger”) by and among the Company, CHRO Merger Sub, Inc. a Delaware Corporation and a wholly owned subsidiary of the Company (“Merger Sub”), LNHC, and solely for the purposes of Article III of the merger agreement, Ligand. Pursuant to the merger agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company and (ii) the Company’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc.
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
The shares of the Company’s Common Stock listed on NYSE American, previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO,” commenced trading on NYSE American under the ticker symbol “PTHS” on July 2, 2025. The Company’s Common Stock is represented by a new CUSIP number, 171126 204.
The July 1, 2025 Merger resulted in the Company having (i) a commercial product, ZELSUVMI; (ii) the facility, equipment and know-how to manufacture the API used in ZELSUVMI; and (iii) clinical-stage NaV1.7 assets.
Securities Purchase Agreement
Concurrently with the execution of the merger agreement, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LNHC and certain investors, which included Ligand (collectively, the “PIPE Investors”), pursuant to which, among other things, on the Merger Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) at a price per share equal to $1,000 (such transaction, the “PIPE Financing”). The gross proceeds from the PIPE Financing were approximately $50,100, consisting of approximately $50,000 in consideration and the conversion of approximately $100 of principal under an outstanding convertible note with a related party issued by the Company, before paying estimated expenses and before the settlement of certain outstanding bridge notes with the PIPE Investors, described below.
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
In general, a holder of shares of Series A Preferred Stock may not convert any portion of Series A Preferred Stock if the holder, together with its affiliates, would beneficially own more than 49.9% in the case of Ligand or 4.99% or 9.99%, in the case of the other PIPE Investors (the “Maximum Percentage”), of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%.
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
On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters (each, a “Side Letter”) with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the reverse stock split discussed in Note 11 — “Stockholders’ Equity”), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation. Approximately 57,568 shares of the Company’s Series A Preferred Stock were issued and outstanding immediately following the Effective Time. Immediately following the Merger and the PIPE Financing, the Company’s security holders as of immediately prior to the Merger owned approximately 7.4% of the outstanding shares of the Company and LNHC security holders owned approximately 56.1% of the outstanding shares of the Company, in each case on a fully diluted basis, calculated using the treasury stock method.
Net Proceeds from PIPE Financing
Certain PIPE Investors were a party to the ZELSUVMI Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “July 1, 2025 Royalty Agreements”) as described in Note 9 — “License and Other Agreements”. Further, certain PIPE Investors were not a party to the July 1, 2025 Royalty Agreements. As the PIPE Financing and July 1, 2025 Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company will account for future royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.
Effective January 1, 2025, LNHC entered into a bridge loan agreement with Ligand under which any amounts of cash transferred from Ligand to LNHC, or settlement of LNHC’s expenses directly by Ligand, starting from January 1, 2025, were considered a loan from Ligand to LNHC. The maximum borrowing under the bridge loan agreement was $18,000, (the “Ligand Bridge Note”). The repayment of the Ligand Bridge Note loan at the closing of the Merger was offset against Ligand’s funding commitment in the PIPE Financing. The balance of the Ligand Bridge Note was $12,732, resulting in $5,268 of funding provided to the Company as of the Merger Closing Date as part of the PIPE Financing. In addition, on April 16, 2025, LNHC entered into a bridge loan agreement with two third-party lenders, part of the group of strategic investors who participated in the PIPE Financing, for an aggregate amount, including interest, of $6,053. The repayment of April 16, 2025 bridge note at the closing of the Merger was offset against the strategic investors funding commitment in the PIPE Financing. In addition, as part of the Merger closing, a settlement of a related party note of $100 and settlement of a third-party note with a professional services firm of $1,455 also occurred.

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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the years ended December 31, 2025 and 2024.
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

See Note 3 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition. The post-acquisition operating results of LNHC are reflected within the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.
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
The Company has evaluated principal conditions and events, in the aggregate, and concluded that there was not substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•During the year ended December 31, 2025, the Company had a net loss of approximately $43,319.
•As of December 31, 2025, the Company had cash of approximately $17,973 and working capital of $27,417.
•For the year ended December 31, 2025, the Company recorded net revenue in the amount of $16,206, which represented just under six months of commercial activity for its lead commercial product, ZELSUVMI.
•For the year ended December 31, 2025, the Company recorded total operating expenses of $49,225.
•As discussed in Note 15 — “Subsequent Events,” on January 12, 2026 the Company borrowed $30,000 of a $50,000 lending facility with Horizon Technology Finance Corporation. The remaining $20,000 of the facility may be borrowed upon the achievement by the Company of certain milestones set forth in the Venture Loan and Security Agreement.
Based on current projections, including forecasted cash flows related to net product sales of ZELSUVMI, proceeds from the convertible note agreement in November 2025, proceeds from the initial draw of the January 2026 Venture Loan and Security Agreement, and the potential additional availability under the January 2026 Venture Loan and Security Agreement, management believes it has sufficient capital, or access to capital, to fund its operations through at least the next twelve months following the issuance of these consolidated financial statements.
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
Significant estimates made by management include provisions for distribution service fees, co-payment assistance, government and payor rebates and fees, inventory net realizable value, useful lives of amortizable intangible assets, valuation of assets and liabilities in business combinations, valuation of convertible debt, developmental timelines related to licensed products, valuation of future obligations related to licensees and contractual payments, deferred income taxes and contingencies. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
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
Reclassifications
Certain amounts in the Company’s consolidated balance sheet as of December 31, 2024 have been reclassified to conform to the current presentation, in addition to certain line items within the historical consolidated statements of operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash as of December 31, 2025 relates to a deposit account securing the Company’s corporate credit card program.
Accounts Receivable, Net
Accounts receivables are stated as amounts due, net of estimates for discounts offered in customer contracts and any expected credit losses. The Company estimates expected credit losses using the “expected loss” model, which is based on an assessment of the collectability of customer accounts, including collection history, credit quality, the age of past-due balances, current conditions, and reasonable and supportable future conditions that might impact a customer’s ability to pay. The allowance for credit losses is periodically analyzed and adjusted as needed through a charge to selling, general and administrative expense. Amounts deemed to be uncollectible are charged against the allowance for credit losses. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. As of December 31, 2025, the Company did not record an allowance for credit losses, based on its history of collections from its customers.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions, and these deposits may at times be in excess of federally insured limits. In addition, the Company assesses the creditworthiness of its customers on an on-going basis. As of December 31, 2025, three of the Company’s wholesaler customers accounted for 90% of its total gross accounts receivable balance at 38%, 31% and 21%, respectively. In addition, for the year ended December 31, 2025, these three wholesalers accounted for 89% of gross revenue at 35%, 28% and 26%, respectively.
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
The Company did not identify indicators of impairment for intangible assets or goodwill during the year ended December 31, 2025, other than as discussed in Note 5 — “Goodwill and Intangible Assets.”
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
The Company elected the practical expedient to not separate non-lease components from the lease components. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the consolidated statements of operations. The Company has elected the short-term lease exemption and, therefore, does not recognize an ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.
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
The Company did not identify indicators of impairment for the long-lived assets during the year ended December 31, 2025.
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
•Level 1 Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•Level 2 Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
•Level 3 Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.
See Note 7 — “Notes Payable”, Note 8 — “Reedy Creek Liability” and Note 9 — “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying consolidated financial statements.
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

Net Product Revenues
The Company sells ZELSUVMI to national and regional wholesalers in the United States. The wholesalers are considered the Company’s customers for accounting purposes.
Revenue from product sales is recognized when the customer obtains control of the Company’s product, which typically occurs on delivery. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of prompt-pay discounts, distribution service fees, government rebates, co-payment assistance and payor rebates and administration fees for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).
Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect net product sales and earnings in the period such estimates are adjusted. These items, as applicable based on current contractual agreements and obligations on behalf of the Company, include:
•Prompt-Pay Discounts — The Company generally provides discounts on product sales to its customers for prompt payment. The Company estimates that its customers will earn these discounts. These discounts are recorded as a reduction of gross revenue and accounts receivable at the time such revenue is recognized.
•Distribution Service Fees — The Company pays certain distribution service fees, such as fees for certain data that customers provide to the Company or for distribution services provided to the Company. Fees paid to its customers are recorded as a reduction of gross revenue and accounts receivable, unless the payment is: (i) for a distinct good or service from the customer; and (ii) the Company can reasonably estimate the fair value of the goods or services received. If both conditions are met, the Company records the consideration paid to the customer as selling, general and administrative expense.
•Co-payment Assistance — Co-payment assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The program is administered by a third-party on the Company's behalf. Co-payment assistance is recorded as a reduction of revenue and a current liability is established and included in accrued expenses at the time such revenue is recognized.
•Government Rebates — The Company estimates government rebates, primarily Medicaid, based upon a range of possible outcomes for the estimated patient mix. Medicaid rebates relate to the Company's estimated obligations to states under reimbursement arrangements. Rebates are recorded as a reduction of gross revenue and a current liability is established and included in accrued expenses at the time such gross revenue is recognized. The amount of the rebate for each unit of product reimbursed by the state Medicaid program is established by law and is adjusted upward if the wholesale acquisition cost increases more than inflation (measured by the Consumer Price Index). The liability for Medicaid rebates consists of: (i) estimated current quarter claims; (ii) estimated prior quarter claims for which an invoice has not been received; (iii) prior quarter claims based on unpaid invoices received; and (iv) estimated claims for inventory in the distribution channel at period end.
•Payor Rebates and Administration Fees — Payor rebates and administration fees represent the estimated obligations to third parties, primarily benefit managers. The payor rebates and administration fees result from formulary position, price increase limit allowances (price protection) and administration fees. The liability payor rebates and administration fees are based on the estimated payors buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. Payor rebates and administration fees are recorded as a reduction of revenue and a liability is established and included in accrued expenses at the time such revenue is recognized.
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
See Note 6 — “Sato Agreement” for further information regarding license and collaboration revenues.
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
The amount of expense related to inventory write down as a result of excess, obsolescence, scrap, or other reasons is recorded as cost of goods sold in the consolidated statements of operations. The Company recorded work-in-process write-offs of $770 during the year ended December 31, 2025 related to out of specification issues related to one manufactured batch of API and $285 related to previously capitalized process validation expenses.
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
Stock-Based Compensation
The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the non-employee’s period of providing goods or services.
Basic and Diluted Net Loss per Common Share
Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each year. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the years ended December 31, 2025 and 2024 because the effect is anti-dilutive due to the net loss reported in each of those years.
All share amounts presented in the table below represent the total number outstanding as of the end of each year indicated.

	December 31, 2025	December 31, 2024
Convertible notes payable	605,449	48,221
Preferred stock series A	5,641,800	—
Preferred stock series C	34,667	34,667
Warrants to purchase common stock	5,500	5,500
Stock options	1,506,551	87,049
Nonvested restricted stock units	464,921	29,218
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
The Company follows the provision of the ASC 740 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.
Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer, the chief operating decision-maker (“CODM”). For accounting purposes, the CODM is making decisions regarding resource allocation and assessing performance based on consolidated net loss as if presented in the Company’s consolidated financial statements. The Company views its operations and manages its business in two operating segments, the Commercial Operations segment, and the Research and Development Operations segment. See Note 14 — “Segment Information” for additional detail.
Related Party Transactions
The Company has historically separately presented certain related party transactions and balances in its consolidated financial statements. See Note 7 — “Notes Payable” and Note 9 — “License and Other Agreements” for additional detail regarding related party transactions.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 for the year-ended December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its consolidated financial statements.
Other new accounting pronouncements issued, but not effective until after December 31, 2025, did not and are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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
(1)Represents the number of shares of the Company’s Series A Preferred Stock issued to LNHC’s shareholders based on the exchange ratio as set forth in the Merger Agreement.
(2)As the Company’s Series A Preferred Stock was immediately convertible into the Company’s common stock at a ratio of 1 to 100, the fair value estimate of the Company’s Series A Preferred Stock is calculated as the closing Company common stock price on June 30, 2025 multiplied by 100.
The preliminary purchase price is subject to additional further adjustments based on the final determination of purchase price adjustments, if any.
The Company made a preliminary allocation of the consideration transferred to the tangible and intangible assets acquired and liabilities assumed of LNHC as of July 1, 2025 based on their estimated fair value, including subsequent measurement period adjustments, described below, as follows:

Cash and cash equivalents	$2,761
Accounts receivable	48
Inventory	26,203
Prepaid expenses and other current assets	1,189
Intangible assets	33,200
Property and equipment	10,633
Operating lease right-of-use assets	3,595
Other assets	65
Accounts payable	(1,562)
Accrued liabilities	(9,201)
Short-term Bridge loan	(18,785)
Deferred revenue, current portion	(1,072)
Operating lease liabilities, current portion	(625)
Deferred revenue, long-term portion	(1,763)
Operating lease liabilities, long-term portion	(2,970)
Deferred tax liability	(7,387)
Other long-term liabilities	(19,600)
Fair value of net assets acquired	14,729
Goodwill	24,681
Consideration transferred	$39,410
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
During the fourth quarter of 2025, the Company recorded measurement period adjustments for the Merger to reflect a decrease of $5,944 in the deferred tax liability and a corresponding decrease in goodwill. This adjustment was based on a reassessment of the consolidated tax positions of the Company as of the acquisition date, taking into account the historical tax positions of both LNHC and Channel, including a reassessment of the previously assumed effective federal and state rate estimated as of July 1, 2025.
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

The fair value of the Sato Pharmaceutical Co., Ltd. (“Sato”) licensing agreement was estimated using the “relief from royalty” method, an income approach that considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the technology. Significant assumptions include the royalty rate, forecasted cash flows of the license agreement and concluded discount rate. The $1,000 fair value of this agreement is within intangible assets in the table above. The Sato licensing agreement was to be initially amortized on a straight-line basis over an estimated useful of 13.0 years. See Note 5 — “Goodwill and Intangible Assets” and Note 6 — “Sato Agreement” for additional detail regarding subsequent changes regarding the fair value of the Sato licensing agreement, unrelated to the July 1, 2025 acquisition and the Company’s rights and obligation at that date.
The fair value of the inventory was estimated using the top/down method that considers the estimated selling price, costs to complete, disposal costs, profit margin on disposal effort, and holding costs. Significant assumptions include management’s estimates for the selling price and the costs to be incurred related to the disposal effort of the inventory.
The fair value of the Reedy Creek liability was estimated using the income approach that considers the royalties based on sales of ZELSUVMI. The $19,600 fair value of this agreement is within other long-term liabilities in the table above. Significant assumptions include the management’s revenue forecast, royalty rate, and concluded discount rate. See Note 8— “Reedy Creek Liability” for additional detail regarding the fair value of the Reedy Creek liability.
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
The pro forma financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs:

	December 31, 2025	December 31, 2024
Total revenue	$17,406	$879
Net loss and comprehensive loss	$(67,791)	$(36,185)
For the year ended December 31, 2025, the Company recorded Merger related expenses of $1,022 in its consolidated statements of operations within selling, general and administrative expense.

NOTE 4 - BALANCE SHEET ACCOUNT DETAILS
Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid Prescription Drug User Fee Act (PDUFA) fees	$442	$—
Prepaid insurance	766	—
Deposits for meetings and conferences	80	—
Commercial data platforms	364	—
Patient assistance platforms	75	—
Financial reporting platforms	98	—
Deferred offering costs	711	750
Other	419	106
Total prepaid expenses and other current assets	$2,955	$856
Inventory consisted of the following:

	December 31, 2025	December 31, 2024
Raw materials	$436	$—
Work-in-process	16,556	—
Finished goods	6,582	—
Total inventory	$23,574	$—
Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Manufacturing and laboratory equipment	$1,778	$—
Software	1,083	—
Furniture and fixtures	70	—
Computer equipment	111	—
Leasehold improvements	5,967	—
Construction-in-progress	1,509	—
Property and equipment, cost	10,518	—
Less: Accumulated depreciation and amortization	(932)	—
Total property and equipment, net	$9,586	$—
The Company’s depreciation expense was $729 for the year ended December 31, 2025.

Goodwill and other identifiable intangible assets consisted of the following:

	December 31, 2025	December 31, 2024
Indefinite-lived intangible assets
Goodwill	$24,681	$—
Definite-lived intangible assets
Developed technology	32,200	—
Amended Sato license	715	—
Xepi	6,080	—
Xeglyze	1,817	—
Website development	214	—
Less: accumulated amortization	(1,556)	—
Total definite-lived intangible assets	39,470	—
Total goodwill and other identifiable intangible assets, net	$64,151	$—
Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Compensation	$3,475	$—
Drug product manufacturing subcontractor	292	—
Commercial, marketing and sales	818	—
Insurance	265	—
Accrued interest	234	—
Commercialization milestone and royalties payable	7,819	—
Accrued gross-to-net adjustments	1,778	—
Other	683	—
Total accrued expenses	$15,364	$—
Other liabilities and other long-term liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Reedy Creek Purchase Agreement	$1,963	$—
ZELSUVMI Royalty Agreement	1,540	—
Channel Products Royalty Agreement	—	—
Xepi Royalty Agreement	226	—
Sato Payments	113	—
Total other liabilities	$3,842	$—

Reedy Creek Purchase Agreement	$18,908	$—
ZELSUVMI Royalty Agreement	8,233	—
Channel Products Royalty Agreement	—	—
Xepi Royalty Agreement	1,928	—
Sato Payments	981	—
Total other long-term liabilities	$30,050	$—

See Note 8 — “Reedy Creek Liability” and Note 9 — “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying consolidated financial statements.
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill

The Company’s goodwill balance as of December 31, 2025 was $24,681. The entire goodwill balance relates to the LNHC, Inc. acquisition during the year ended December 31, 2025.
None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been allocated to the Commercial Operations reporting unit and operating segment. See Note 3 — “Acquisition of LNHC, Inc.” for detail.
Biofrontera Asset Purchase Agreement

On November 6, 2025, the Company entered into an Asset Purchase Agreement (the “Biofrontera Asset Purchase Agreement”) with Biofrontera Inc., a Delaware corporation (“Biofrontera”), pursuant to which Biofrontera sold all of its right, title and interest in (i) XEPI, (ii) all of the assets of Biofrontera pertaining to the manufacture, sale and distribution of XEPI, (iii) all intellectual property of Biofrontera relating to XEPI, including, without limitation (A) certain patent and patent applications, including all specifically associated goodwill and (B) trademarks and trademark applications, including all specifically associated goodwill (iv) all preclinical data, records and reports relating to XEPI; (v) certain contracts related to XEPI; (vi) all of the licenses and agreements to which seller is a party pertaining to the manufacture, sale and distribution of XEPI; and (vii) to the extent transferable in accordance with applicable laws, all regulatory filing related to XEPI.
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
Interquim will act as the supplier to the Company of XEPI in the Territory. Pursuant to the Ferrer License Agreement, the Company has agreed to order from Interquim certain minimum amounts of XEPI based on 24-month forecasts provided by the Company, of which the first 8 months of such forecasts are considered binding. The Company is required to purchase 100% of its requirements for XEPI from Interquim at a specified price during the term of the Ferrer License Agreement.
The initial term of the Ferrer License Agreement is for an initial twelve-year period following the commercial launch of XEPI and is automatically renewed thereafter for successive one-year periods unless the Company provides notice of termination to Ferrer at least 3 months before the end of then-current term. The Ferrer License Agreement is otherwise terminated in accordance with the termination provisions provided therein.
The Ferrer License Agreement contains certain representations, warranties, limitations of liabilities, confidentiality and indemnity obligations and other provisions customary for an agreement of its type.
The aggregate transaction price payable by the Company to Ferrer includes: (i) an upfront payment of $1,200, payable upon the Company’s receipt of the initial quantity of API purchased pursuant to an initial purchase of API, once it is determined that the API strictly complies with all of the requirements and representations and warranties of the Ferrer License Agreement; and (ii) an on-going royalty of 7% based on net sales of the XEPI. In addition, the Company also executed a work order related to an initial supply of API in an amount of $456. This upfront purchase will be accounted for as a separate transaction.
XEPI Transaction

The Biofrontera Asset Purchase Agreement and the Ferrer License Agreement were entered into in contemplation of each other to achieve a combined commercial effect. Additionally, the execution of the Biofrontera Asset Purchase Agreement was contingent upon the execution of the Ferrer License Agreement. As such, the Biofrontera Asset Purchase Agreement and the Ferrer License Agreement are combined and accounted for as a single transaction (the “XEPI Transaction”).
The Company determined that the acquired assets associated with the XEPI Transaction do not meet the definition of a business and should be accounted for as an asset acquisition.
The following table summarizes the consideration for the XEPI Transaction for the year ended December 31, 2025:

Consideration Type	Counterparty	Contractual Amount	Allocated Purchase Price
Upfront Payment - Asset Purchase Agreement	Biofrontera	$3,000	$3,000
Contingent Consideration - Achievement of Commercial Quantities	Biofrontera	1,000	1,000
Contingent Consideration - Achievement of Sales Based Milestones	Biofrontera	6,000	—
Contingent Consideration - Acceptance of Initial API Purchase	Ferrer	1,200	1,200
Xepi Transaction - Transaction Expenses	Various	880	880
		$12,080	$6,080

Royalty Payments on Net Sales of Xepi	Ferrer	7%	—%
The XEPI Transaction intangible asset will be amortized over the 6-year expected useful life of the intellectual property, which is determined based on the last to expire patent underlying the XEPI intellectual property. The Company will assess the remaining useful life of the intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
As of the closing date of the XEPI Transaction, the Company determined that the contingent payments are both considered probable and reasonably estimable and will recognize the fair value of the liabilities as part of the cost of the asset acquisition. The Company determined that the full $1,000 and $1,200 contractual values are expected to be paid to Biofrontera and Ferrer, respectively, and therefore recorded the initial liability at $2,200. The Company also believes $2,200 approximates the fair value of the obligation as the Company is expected to receive the API and achieve commercial quantities within one year of the closing date. Given the initial probability of being met, any adjustments to present value are therefore deemed immaterial. As such, the Company recorded $2,200 of contingent consideration within current liabilities on its consolidated balance sheets as of December 31, 2025.
XEGLYZE Asset Purchase Agreement

On November 20, 2025, the Company entered into a Downpayment Agreement for XEGLYZE assets purchase (the “Downpayment Agreement”) with Hatchtech Pty Ltd. (“Hatchtech”) to purchase the right, title and interest in XEGLYZE, an FDA-approved Abametapir lotion treatment for head lice infestation in humans. The purchase includes all assets of the seller pertaining to the associated product intellectual property, preclinical data, associated regulatory materials, and all inventory and other tangible personal property and materials used or held for use in connection with the Product. On December 23, 2025, Pelthos and Hatchtech entered into an Asset Purchase Agreement (the “XEGLYZE Asset Purchase Agreement”) for the transferred assets.
As outlined by the Downpayment Agreement, the Company was to pay Hatchtech a total purchase price of $1,800 of which, $450 was made as a down payment on November 20, 2025 upon execution of the Downpayment Agreement. On December 29, 2025, the date of closing of the acquisition, the Company paid the remaining $1,350 to Hatchtech.
Though the XEGLYZE Asset Purchase Agreement referenced tangible assets, including inventory, components, packaging, supplies, equipment, machinery, tooling, computers, hardware, furniture, and fixtures related to the Product, no tangible assets were transferred to the Company. Additionally, no liabilities were assumed by the Company as a result of the XEGLYZE Asset Purchase Agreement. The Company will be responsible for all future liabilities that arise on or after the closing date, directly or indirectly.
The Company determined that the acquired assets associated with the XEGLYZE Asset Purchase Agreement do not meet the definition of a business and should be accounted for as an asset acquisition. The Company acquired the XEGLYZE intellectual property rights including all patents, trade names, trademarks, know-how, technical data, and all other XEGLYZE proprietary and intellectual property rights, which are recognized as a single intangible asset. The total purchase price of $1,817, will be allocated to the XEGLYZE intangible asset, including $17 for transaction costs.
The intangible asset will be amortized over the 9-year expected useful life of the intellectual property, which is determined based on the expiration date of the patent underlying the XEGLYZE intellectual property. The Company will assess the remaining useful life of the intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
Intangible Assets
The Company’s definite-lived intangible assets balance as of December 31, 2025 was $39,470.
The following table presents both definite and indefinite lived intangible assets as of December 31, 2025, comprised primarily of acquired product rights related to the LNHC, Inc. acquisition, as discussed in Note 3 — “Acquisition of LNHC, Inc.” and the asset acquisitions of XEPI and XEGLYZE in the fourth quarter of 2025, described above:

	Initial Carrying Value	Impairment	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Definite-lived intangible assets
Developed technology	$32,200	$—	$(1,326)	$30,874	11.67
Amended Sato license	1,000	(285)	(70)	645	2.25
Xepi	6,080	—	(147)	5,933	6.08
Xeglyze	1,817	—	(5)	1,812	8.97
Website development	214	—	(8)	206	3.11
Total definite-lived intangible assets	$41,311	$(285)	$(1,556)	$39,470
Indefinite-lived intangible assets
Goodwill	24,681	—	—	24,681
Total goodwill and other identifiable intangible assets	$65,992	$(285)	$(1,556)	$64,151
Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the respective asset. The Company’s amortization expense was $1,556 for the year ended December 31, 2025.
For the year ended December 31, 2025, the Company recorded an impairment of its Sato license intangible asset, that was recorded as part of the LNHC, Inc. acquisition on July 1, 2025, in an amount of $285. This impairment was solely related to the change of the expected future cash flows due to the Company based on changes in its rights given as part of the Convertible Securities Purchase Agreement, described in Note 7 — “Notes Payable”. The Company recorded no other impairment of goodwill or other intangible assets during the year ended December 31, 2025.

The following table represents annual amortization of definite lived intangible assets for the next five fiscal years, and thereafter:

	Developed Technology	Amended Sato License	Xepi	Xeglyze	Website Development	Total
2026	$2,645	$286	$975	$202	$66	$4,174
2027	2,645	286	975	202	66	4,174
2028	2,645	73	978	203	66	3,965
2029	2,645	—	975	202	8	3,830
2030	2,645	—	975	202	—	3,822
2031 and thereafter	17,649	—	1,055	801	—	19,505
Total amortization	$30,874	$645	$5,933	$1,812	$206	$39,470

NOTE 6 – SATO AGREEMENT
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
July 1, 2025 Merger
Prior to the Merger on July 1, 2025, on March 24, 2025, LNHC assigned the Amended Sato Agreement to Ligand, however, LNHC assumed certain contractual liabilities and obligations under the Sato Agreement and certain ancillary and supportive agreements related to the Amended Sato Agreement. In consideration of LNHC addressing these contractual obligations, Ligand was obligated to pass through all future payments received from Sato to LNHC, however, this obligation was amended as described in Note 7 — “Notes Payable” on November 6, 2025.
The Company has assessed the accounting treatment historically used by LNHC and has continued to account for the Amended Sato Agreement per ASC 606, as the Company’s rights and obligations have effectively remained unchanged despite the assignment of the Amended Sato Agreement to Ligand.
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
All contract liabilities (deferred revenue) recognized on the balance sheets as of December 31, 2025, were related to the Amended Sato Agreement. All license and collaboration revenue recognized for the year ended December 31, 2025 was related to the Amended Sato Agreement and was recognized out of the deferred revenue balance as of the beginning of respective period. The net amount of existing performance obligations under long-term contracts unsatisfied as of December 31, 2025 was $2,246, out of which the Company expects to recognize approximately $966 in revenue over the next 12 months and the remaining balance thereafter.
The Amended Sato Agreement may be terminated by (i) Sato without cause upon 120 days’ advance written notice; (ii) either party in the event of the other party’s uncured material breach upon 60 days’ advance written notice; (iii) force majeure; (iv) either party in the event of the other party’s dissolution, liquidation, bankruptcy or insolvency; and (v) immediately upon written notice if Sato challenges the validity, patentability, or enforceability of any of the patents or patent applications licensed to Sato under the Amended Sato Agreement. In the event of a termination, no portion of the upfront fees received from Sato are refundable. The payment terms contained within the Amended Sato Agreement related to upfront, developmental milestone and sales milestone payments are of a short-term nature and, therefore, do not represent a financing component requiring additional consideration.
NOTE 7 – NOTES PAYABLE
Convertible Notes
On November 6, 2025, the Company entered into a securities purchase agreement (the “Convertible Securities Purchase Agreement”) with certain investors, including Ligand (collectively, the “Convertible Investors”), pursuant to which, among other things, on the closing date, the Convertible Investors purchased for cash, and the Company issued and sold to the

Convertible Investors, senior secured convertible notes of the Company (the “Convertible Notes”) in the aggregate original principal amount of $18,000, which are convertible into shares of the Company’s common stock (such transaction, the “Convertible Note Financing”). The gross proceeds from the Convertible Note Financing were approximately $18,000, before paying estimated expenses. The Convertible Securities Purchase Agreement generally prohibits the Company from issuing securities without the written consent of the Required Holders (as defined in the Convertible Securities Purchase Agreement), but includes exceptions for specific issuances of securities, including in connection with the independent funding and development of the Company’s historical assets relating to the sodium-ion channel known as NaV1.7 for the treatment of various types of systemic chronic pain, acute and chronic eye pain and post-surgical nerve blocks. The Investors have approved Ligand to serve as collateral agent (the “Convertible Collateral Agent”).
The Convertible Notes rank senior to current and future indebtedness of the Company and its subsidiaries, excluding (i) any credit facility with one or more financial institutions in form and substance reasonably satisfactory to the Required Holders and with an aggregate amount of indebtedness that does not exceed $50,000 or (ii) an asset-based loan facility that does not exceed $10,000, subject to certain conditions (together, the “Permitted Senior Indebtedness”). The Convertible Notes accrue interest at a rate of 8.5% per annum (which increases to 18.0% in the event of a default) and mature on November 6, 2027 (the “Convertible Maturity Date”).
The Convertible Notes are convertible by the holders thereof in whole or in part at any time after issuance and prior to the Convertible Maturity Date into shares of common stock based on a conversion price (the “Convertible Conversion Price”) of $34.442 per share (the “Convertible Conversion Shares”), which cannot be reduced below $34.442 per share without obtaining the approval of the shareholders of the Company (the “Convertible Shareholder Approval”), and is subject to customary adjustments for stock splits, stock dividends, recapitalization and other similar transactions. On the later of December 1, 2025 and the date the Company obtains the Convertible Shareholder Approval, if any, if the Convertible Conversion Price then in effect was greater than $29.73, the Convertible Conversion Price would automatically lower to $29.73. Effective December 17, 2025, the date the Company obtained the requisite Convertible Shareholder Approval, the Convertible Conversion Price was adjusted to $29.73. In addition, on the maturity date of the Convertible Notes, if the Company’s Permitted Senior Indebtedness does not permit the Company to make the cash payment then due under the Convertible Notes, the Convertible Conversion Price will automatically adjust to a price equal to the average volume weighted average price of the common stock for the five trading days ending immediately prior to the Convertible Maturity Date.
In general, a holder of a Convertible Note may not convert any portion of a Convertible Note if the holder, together with its affiliates, would beneficially own more than 49.9% in the case of Ligand, or 4.99% or 9.99%, in in the case of the other Investors (the “Convertible Maximum Percentage”), of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise; provided, however, that a holder may increase or decrease the Convertible Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99% (except for Ligand, whose Convertible Maximum Percentage already exceeds 9.99%).
As partial consideration for the Convertible Notes, the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of XEPI (ozenoxacin) cream, for topical use, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors. See Note 9 — “License and Other Agreements” for detail.
The Convertible Notes contain certain customary events of default provisions, including failure to timely issue the Convertible Conversion Shares, failure to maintain the listing of the common stock on an Eligible Market (as defined in the Convertible Notes) for a period of five consecutive trading days, failure to maintain sufficient authorized shares for the issuance of Convertible Conversion Shares, a breach of any representation or warranty by the Company under the Convertible Securities Purchase Agreement and the Convertible Notes, the failure of any Security Document to create a separate valid and perfected first priority lien in favor of the Convertible Collateral Agent (subject to certain exceptions), and the occurrence of a Material Adverse Effect (as defined in the Convertible Securities Purchase Agreement), as well as certain customary events of default set forth in the Convertible Notes, including, among others, breach of covenants, including the incurrence of subsequent indebtedness or issuance of dividends, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal, interest late charges and other payments due under the Convertible Notes, in each case subject to certain cure periods, as applicable.

Upon an event of default, a holder has the option to require the Company to redeem a Convertible Note at a conversion price equal to the greater of (i) the Convertible conversion amount to be redeemed multiplied by (B) 115% (the “Redemption Premium”) and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time as the holder delivers to the Company a notice requiring the Company to redeem the Convertible Note upon an event of default (the “Convertible Event of Default Redemption Notice”) multiplied by (Y) the greatest closing price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment therefor (the “Convertible Event of Default Redemption Price”). In the event of a Bankruptcy Event of Default (as defined in the Convertible Notes), the Company will immediately pay the holder an amount in cash representing (i) all outstanding principal, accrued and unpaid interested and accrued unpaid late charges on such principal and interest, multiplied by (ii) the Redemption Premium, in addition to any and all other amounts due under the Convertible Note, without the requirement for any notice or demand or other action by any person or entity.
No sooner than twenty trading days nor later than ten trading days prior to the consummation of a Change of Control (as defined in the Convertible Notes) (the “Convertible Change of Control Date”), but not prior to the public announcement of such Convertible Change of Control, the Company must deliver written notice of such Convertible Change of Control to the Holder (a “Convertible Change of Control Notice”). At any time during the period beginning after the holder’s receipt of a Convertible Change of Control Notice or the holder becoming aware of a Convertible Change of Control (if a Convertible Change of Control Notice is not delivered) and ending twenty trading days after the later of (A) the date of consummation of such Convertible Change of Control, (B) the date of receipt of such Convertible Change of Control Notice or (C) the date of the announcement of such Convertible Change of Control, the holder may require the Company to redeem all or any portion of the Convertible Note by delivering written Notice thereof (the “Convertible Change of Control Redemption Notice”) to the Company. A Convertible Note may be redeemed by the holder in cash at a price equal to the greatest of (i) the product of (w) 125% (the “Convertible Change of Control Redemption Premium”) multiplied by (y) the conversion amount being redeemed, (ii) the product of (A) the conversion amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing price of the shares of common stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of the applicable Convertible Change of Control and (2) the public announcement of such Convertible Change of Control and ending on the date the holder delivers the Convertible Change of Control Redemption Notice by (II) the conversion price then in effect, and (iii) the product of (A) the conversion amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock to be paid to the holders of the shares of common stock upon consummation of such Convertible Change of Control, divided by (II) the conversion price then in effect (the “Convertible Change of Control Redemption Price”). At any time prior to the date on which such redemption payment is paid in full as a result of such Convertible Change of Control, the Convertible Notes may be converted in accordance with their terms.
In the event that the Company does not pay the applicable redemption price to the Holder within the time period required, until such unpaid redemption price is paid, the Holder has the option to notify the Company that it promptly return all or any portion of the Convertible Note representing the conversion amount that was submitted for redemption. Upon the Company’s receipt of such notice, the Company will immediately return the Convertible Note (or issue a new convertible note), and the principal amount of the Convertible Note or such new convertible note will be increased by an amount equal to the difference between (1) the applicable redemption price minus (2) the principal portion of the conversion amount submitted for redemption.
Fair Value
The Company analyzed the terms of the Convertible Notes and its embedded features concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and will subsequently measure the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to Company credit risk.
The Company had no assets or liabilities that are remeasured on a recurring basis using level 1 or level 2 inputs for the years ended December 31, 2025 or 2024. The Company’s Convertible Notes are measured on a recurring basis using level 3 inputs.

The following table summarizes the change in fair value, as determined by Level 3 inputs for the Convertible Notes for the year ended December 31, 2025:

Fair value of convertible note at issuance	$34,591
Change in fair value	(3,150)
Fair value of convertible note at December 31, 2025	$31,441
For the year ended December 31, 2025, the decrease in the fair value of the Convertible Notes, since the date of issuance, was related primarily to changes in the Company’s stock price.
Due to the significant related-party relationships with certain investors and Ligand, the Convertible Securities Purchase Agreement is not presumed to be at arms-length. The Company estimated the initial fair value of the Convertible Notes and related royalty obligations to be in excess of the transaction price. Accordingly, the Company initially recorded both instruments, which were determined to be free standing, at the issuance date fair value. This resulted in a loss on issuance of approximately $18,134. Further, the Company allocated issuance costs between the two instruments based on their relative fair values. Therefore, $1,072 of issuance costs were allocated to the Convertible Notes. Such issuance costs were expensed in the year ended December 31, 2025.
The following table summarizes the loss on issuance of the Convertible Notes for the year ended December 31, 2025:

Fair value of convertible note at issuance	$34,591
Fair value of Xepi Royalty Agreement	2,167
Fair value of Sato Payments	1,100
Royalty obligation extinguishment - Convertible Investors	(1,724)
Gross proceeds from convertible note	(18,000)
Loss on issuance of convertible note	$18,134
The following tables present the significant inputs and valuation methodologies used for the Company’s fair value of the Convertible Notes as of the date of issuance and December 31, 2025:

	November 6, 2025	December 31, 2025
	Scenario 1	Scenario 1
Convertible Fair Value - Valuation Weighting	90.0%	90.0%
Valuation methodology - Principal	Present Value	Present Value
PIK period (years)	1	0.85
Discount rate	6.23%	5.94%
Valuation methodology - Convertible feature	Black-Scholes	Black-Scholes
Conversion price	$29.73	$29.73
Expected volatility	147.00%	152.00%
Risk-free interest rate	3.51%	3.41%
Expected term (in years)	2	1.85
Expected dividend yield	—%	—%

	Scenario 2	Scenario 2
Convertible Fair Value - Valuation Weighting	10.0%	10.0%
Valuation methodology	Market Comparable	Market Comparable
Instrument credit rating	B-	B-
Expected term (in years)	2	1.85
Probability	9.5%	9.5%
Yield curve	6.23%	5.64%

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
May Promissory Note
On May 10, 2024, the Company converted accounts payable with a professional advisor into a promissory note in the amount of $1,455. During the year ended December 31, 2025 the Company repaid $1,455 in principal and accrued interest of $96. As of December 31, 2025, the May 10, 2024 note has been satisfied in full and no amounts remain outstanding.
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
On April 16, 2025, the July Note Holder converted $400 of principal of its note, at a conversion price of $15.06 per share, into 26,561 shares of the Company’s common stock, on April 21, 2025, the July Note Holder converted $200 of principal of its note, at a conversion price of $15.06 per share, into 13,281 shares of the Company’s Common Stock, and on June 30, 2025, the July Note Holder further converted the remaining $137 of principal of its note, at a conversion price of $15.06 per share, into 9,097 shares of the Company’s Common Stock. As of December 31, 2025, all of the July Note had been fully converted and there was no outstanding principal on the July Note.
Waiver of Exchange Cap
On October 22, 2024, the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting approved the waiver of the Exchange Cap in connection with the July Note and the CEF Purchase Agreement described in Note 11 — “Stockholders’ Equity”.
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
During the year ended December 31, 2025 the Company repaid $325 in principal and $7 of accrued interest related to the February Bridge Note. As of December 31, 2025, the February Bridge Note has been satisfied in full and no amounts remain outstanding.
May Bridge Note
On May 8, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $325 (the “May Bridge Note”) to the Holder, for a purchase price of $250, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $325 or such amount equal to the outstanding principal amount of the May Note together with interest. During the year ended December 31, 2025 the Company repaid $325 in principal and $3 of accrued interest related to the May Bridge Note. As of December 31, 2025, the May Bridge Note has been satisfied in full and no amounts remain outstanding.
June Bridge Note
On June 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $163 (the “June Bridge Note”) to the Holder, for a purchase price of $125, pursuant to which the Company promises to pay the Holder or its registered assigns the principal sum of $163 or such amount equal to the outstanding principal amount of the June Note together with interest. During the year ended December 31, 2025, the Company repaid $163 in principal and all of accrued interest related to the June Bridge Note. As of December 31, 2025, the June Bridge Note has been satisfied in full and no amounts remain outstanding.
Related Party Note
On May 10, 2024, the Company and Camden Capital LLC, a company controlled by Mr. Knuettel, the Company’s Chief Financial Officer, converted certain payables into a promissory note for $132. During the year ended December 31, 2025 the Company repaid $32 in principal and $8 of accrued interest related to the Related Party Note. In addition, as described in Note 1 — “Organization and Description of Business”, as part of the Merger and PIPE Financing, $100 of principal related to this note was converted into 10,000 shares of Common Stock.
As of December 31, 2025, the Related Party Note has been satisfied in full and no amounts remain outstanding.
NOTE 8 – REEDY CREEK LIABILITY
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
The effective interest rate is calculated by forecasting the expected cash flows to be paid over the life of the liability relative to its fair value as of the LNHC Acquisition date. The effective interest rate is recalculated in each reporting period as the difference between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. The carrying value of the Reedy Creek liability is made up of the opening balance, which is increased by accrued interest expense, and decreased by any accrued payments to be made to Reedy Creek to arrive at the ending balance. See Note 9 — “License and Other Agreements” for additional detail regarding this obligation.
NOTE 9 – LICENSE AND OTHER AGREEMENTS
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
As of December 31, 2025 the last to expire patent related to ZELSUVMI originating from the UNC License Agreement, described below, is May 2026. Prior to the Assignment Agreement, LNHC had progressed the development of that in-licensed intellectual property portfolio from the UNC License Agreement and obtained 12 U.S. patents, in addition to two U.S. patents obtained with the original UNC License Agreement, resulting in a total of 14 issued U.S. patents covering ZELSUVMI. These 14 U.S. patents are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial FDA approval of ZELSUVMI, LNHC applied for a 1280 day patent term extension (“PTE”), for the U.S. patent covering ZELSUVMI compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.

Ligand Assignment Agreement Amendment
As an inducement to certain investors to enter into the Convertible Securities Purchase Agreement, the Company and Ligand entered into Amendment No. 1 to the Assignment Agreement (the “Assignment Agreement Amendment”), pursuant to which Ligand agreed to pay the Company (i) 75% of the milestone payment received by Ligand from Sato in respect of the first commercial sale of the “Licensed Product” (as defined in Amended Sato Agreement) in Japan; and (ii) fifty percent (50%) of any other amounts received by Ligand from Sato under the Amended Sato Agreement solely in respect of the “Licensed Product” (and, for the avoidance of doubt, no other product covered by the Amended Sato Agreement) in the “Licensed Field” (in each case, as defined in the Amended Sato Agreement), less any out-of-pocket costs incurred by Ligand to effectuate its rights, obligations and responsibilities under the Amended Sato Agreement.
These amended rights to the Company were subsequently impacted by the terms of the Convertible Notes, in which the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of XEPI, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors.
Ligand Royalty Agreement
Under the terms of the ZELSUVMI License, Ligand is entitled to (i) a 13% royalty on worldwide sales, excluding, Japan, of ZELSUVMI prior to the expiration of the initial royalty term, defined as on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patent rights that are included in the specified intellectual property and that cover the licensed product; (ii) a 10.4% royalty on worldwide sales, excluding, Japan, of ZELSUVMI after the expiration of the initial royalty term; (iii) upon the first commercial sale of the ZELSUVMI, a $5,000 milestone; (iv) upon the occurrence obtaining a threshold of $35,000 in aggregate net sales during four consecutive calendar quarters, a $5,000 milestone; and (vi) 30% of all non-royalty sublicense income received by the Company or its affiliates from any sublicensee. The first commercial sale milestone has been accrued within accrued expenses on the consolidated balance sheets as of December 31, 2025.
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
In addition, the Company also has development rights for a period of 1 year commencing on the effective date of the ZELSUVMI License, to negotiate a development and funding agreement to develop and commercialize the product program designated by Ligand as SB207. If the Parties are unable to enter into a mutually agreeable development and funding agreement within 1 year of the effective date of the ZELSUVMI License, the Company will have no further rights to the SB207 program under the ZELSUVMI License.
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
The Company concluded that the ZELSUVMI Royalty Agreement represents a sale of future revenues under ASC 470, Debt (“ASC 470”) as the agreement does not convey to the counterparty any rights to the intellectual property underlying ZELSUVMI and the Company will continue to have significant ongoing involvement in the generation of the royalties due to the counterparties. See below for additional detail.
On July 1, 2025, the Company and NRV, Ligand, and Madison Royalty LLC, a Colorado limited liability company (“Madison”, being formed on behalf of certain of the legacy Channel directors and management team with the Company’s Chief Financial Officer as the sole and managing member as of July 1, 2025 and December 31, 2025), entered into a Purchase and Sale Agreement (the “Channel Products Royalty Agreement”), pursuant to which the Company sold to each of NRV, Ligand, and Madison, and each of NRV, Ligand, and Madison purchased, all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments all accounts related to or utilizing the covered products, as defined within that agreement (the “Channel Covered Products”). The purchase price was $1.
The Company concluded that the Channel Products Royalty Agreement represents an R&D funding arrangement under ASC 730-20 in which it is presumed probable that the Company will repay the funding due to the significant related party relationship with the counterparties. Therefore, the Company accounts for the obligation to repay as a liability consistent with ASC 470. See below for additional detail.

November 6, 2025 Royalty Agreements
On November 6, 2025, concurrent with the XEPI Royalty Agreement, discussed below, the Company and NRV, Ligand, and Madison entered into Amendment No. 1 to the Channel Products Royalty Agreement (the “Amended Channel Products Royalty Agreement”), pursuant to which the Company, NRV, Ligand and Madison amended the definition of the Channel Covered Products to exclude (i) Nitricil-based technology and (ii) XEPI. The Company evaluated the amendment concluding that the modification would be treated as a debt extinguishment as the difference in cash flows is greater than 10%. Due to significant related party relationships with certain investors to the Amended Channel Products Royalty Agreement, the Company determined it appropriate to account for the extinguishment as a contribution increasing additional paid-in capital.
Under the terms of the Amended Channel Products Royalty Agreement, (A) prior to the expiration of the Initial Royalty Term, (i) NRV will receive a 5.3% royalty, Ligand will receive a 1.7% royalty and Madison will receive a 1.5% royalty on Net Sales (as defined in the Amended Channel Products Royalty Agreement) of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide; and (B) after the expiration of the Initial Royalty Term, (i) NRV will receive a 4.24% royalty, Ligand will receive a 1.36% royalty and Madison will receive a 1.2% royalty on Net Sales of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide. The Initial Royalty Term is defined as, on a country-by-country basis, the period of time commencing on the effective date of the Merger and continuing until the expiration or termination of the last to expire valid claim of the patents that cover the Channel Covered Products.
On November 6, 2025, the Company entered into the Convertible Securities Purchase Agreement, such transaction, the Convertible Note Financing. See Note 7 — “Notes Payable” for additional detail regarding these Convertible Notes.
As partial consideration for the Convertible Notes, the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of XEPI, for topical use, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors, (the “XEPI Royalty Agreement”) and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors (the “Sato Payments”), collective with the XEPI Royalty Agreement, the “Convertible Royalty Agreements”.
The Company concluded that the Convertible Royalty Agreements represent a sale of future royalties under ASC 470 as the agreement does not convey to the counterparties any rights to the intellectual property underlying XEPI and the Company will continue to have significant ongoing involvement in the generation of royalties due to the counterparties related to the Sato Agreement. See below for additional detail.
As detailed in Note 7 — “Notes Payable”, the Convertible Securities Purchase Agreement is presumed to not be at arms-length due to the significant related party relationships involved. Therefore, the instruments were each recorded at their initial fair value. The Company concluded the initial fair value of the royalty obligations was $3,267. The Company will account for royalties due as revenue and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the Convertible Royalty Agreement. Further, the Company allocated $99 of issuance costs to the financing as a debt issuance cost, which reduced the initial carrying value of the financing.
Accounting for Royalty Agreements
The Company accounts for the Reedy Creek Purchase Agreement, the ZELSUVMI Royalty Agreement, the Amended Channel Products Royalty Agreement and the Convertible Royalty Agreements as liabilities and will accrete the financings using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated lives of the applicable agreements. At the effective date of the agreements, the effective annual interest rate of the specific financing was estimated and contains significant assumptions that affect both the amount recorded at the effective date and the interest expense that will be recognized over the term of the corresponding agreement. The Company periodically assesses the estimated royalty payments and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments and the amount of interest expense recorded by the Company over the term. Such factors include, but are not limited to, volumes of revenue generated by the underlying products, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authorities placing restrictions on the use of the drug products, delays or discontinuation of development and commercialization applicable products, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both forecasted revenues and interest expense.
The following table provides the significant assumptions used in determining the initial fair value of the financing used in allocating the proceeds based on relative fair value for the Reedy Creek Purchase Agreement, the ZELSUVMI Royalty Agreement, the Amended Channel Products Royalty Agreement and the Convertible Royalty Agreements, in addition to managements forecasts and estimates as it relates to the future cash flow of the underlying assets (weighted average, as applicable):

	Reedy Creek Purchase Agreement	ZELSUVMI Royalty Agreement	Channel Products Royalty Agreement	Xepi Royalty Agreement	Sato Payments
Discount rate	16.0%	16.0%	20.3%	25.7%	35.7%
Probability of success	85.0%	85.0%	47.2%	95.0%	52.4%
During the year ended December 31, 2025, the Company paid $24 royalties to licensing counterparties based on the payment terms within the respective license agreements. As noted within the related license agreements and definition of net sales, covered products are considered sold when paid for. As such, royalty payments are calculated based on cash payments received by the Company during the respective calendar quarter, rather than the accrual basis. The Company accrues royalty obligations based on the accrual basis, as net revenue is recorded within the consolidated statements of operations.
The following table provides the activity of the financing from the effective date of July 1, 2025 through December 31, 2025 for the Reedy Creek Purchase Agreement, the ZELSUVMI Royalty Agreement, the Amended Channel Products Royalty Agreement and the Convertible Royalty Agreements (weighted average, as applicable):

	Reedy Creek Purchase Agreement	ZELSUVMI Royalty Agreement	Channel Products Royalty Agreement	Xepi Royalty Agreement	Sato Payments	Total
Initial carrying value	$19,600	$8,876	$1,945	$2,167	$1,100	$33,688
Interest accretion	1,595	1,141	149	53	27	2,965
Royalty payments accrued	(324)	(244)	—	—	—	(568)
Royalty obligation extinguishment	—	—	(2,094)	—	—	(2,094)
Carrying value at December 31, 2025	20,871	9,773	—	2,220	1,127	33,991
Less: current portion	1,963	1,540	—	226	113	3,842
Convertible fees allocated to royalty	—	—	—	66	33	99
Carrying value at December 31, 2025, net of current portion	$18,908	$8,233	$—	$1,928	$981	$30,050

December 31, 2025 Effective Annual Discount Rate	14.8%	23.7%	—%	9.8%	9.7%

NOTE 10 - LEASES
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
Pursuant to the terms of the TBC Lease, the Company is currently obligated to deliver to the TBC Landlord a letter of credit in the amount of $583, as amended, as collateral for the full performance by the Company of all of its obligations under the TBC Lease and for all losses and damages the TBC Landlord may suffer as a result of any default by the Company under the TBC Lease. As of December 31, 2025, the Company is in the process of securing this letter of credit.
The Company’s facility lease cost was $399 for the year ended December 31, 2025, comprised of $324 and $75, respectively, of base rent and other variable expenses, including common area maintenance. Cash paid for amounts included in the measurement of operating lease liabilities was $324 for the year ended December 31, 2025. The Company also recorded $294 of storage rental costs associated with short-term leases for the year ended December 31, 2025.
The weighted average remaining lease term for the TBC Lease and weighted average discount rate for the TBC Lease are 6.1 years and 8.4%, respectively, as of December 31, 2025.
Future minimum lease payments as of December 31, 2025, were as follows:

Maturity of Lease Liabilities	Operating Leases
2026	$665
2027	685
2028	705
2029	726
2030	748
2031 and thereafter	836
Total future undiscounted lease payments	4,365
Less: imputed interest	(978)
Total reported lease liability	$3,387

NOTE 11 – STOCKHOLDERS’ EQUITY
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
Series A Convertible Preferred Stock
The Company has filed a Series A Certificate of Designations of Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada designating 150,000 shares of Preferred Stock as the Company’s Series A Preferred Stock.
Dividend Rights
Holders of Series A Preferred Stock are entitled to receive dividends as and when declared by the Company’s board of directors, in its sole discretion. Any such dividends are payable in cash out of legally available funds and are calculated based on the stated value of each share of the Series A Preferred Stock. Dividends are not guaranteed and will only be paid if and when declared by the Company’s board of directors.
Voting Rights
Holders of the Series A Preferred Stock are entitled to receive notice of and vote at all shareholder meetings alongside holders of Common Stock, voting together as a single class provided, that each holder will be deemed to have waived any voting rights such that the aggregate voting rights of any Common Stock beneficially owned by such holder and/or any of its Attribution Parties (as defined in the Series A Certificate of Designations), collectively, on any record date shall not exceed the Maximum Percentage. Each share of the Series A Preferred Stock has the right to vote together with the shares of Common Stock in an amount equal to the voting power of the aggregate number of shares of Common Stock that would be issuable to such holder upon conversion of such share of the Series A Preferred Stock as if the conversion price of such share of the Series A Preferred Stock was $1.255 (the “Voting Conversion Price”), such that each share of Series A Preferred Stock shall be entitled to vote, with the aggregate voting power of a holder’s Series A Preferred Stock limited by the Maximum Percentage, subject to adjustment in the event of stock splits, combinations, or stock dividends affecting the Common Stock. Except as otherwise required by the Charter, Bylaws, or applicable law, Series A Preferred Stockholders have no special voting rights. However, where Nevada law requires a separate class or series vote for certain corporate actions, approval by the holders of a majority of the outstanding Series A Preferred Stock, voting together as a class, will be sufficient.
Conversion
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
In general, a holder of shares of Series A Preferred Stock may not convert any portion of Series A Preferred Stock if the holder, together with its affiliates, would beneficially own more than 49.9% in the case of Ligand or 4.99%, in the case of the other PIPE Investors, of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%.
The Series A Certificate of Designations requires liquidated damages and “buy-in” payments to be made by us for failure to deliver shares of Common Stock issuable upon conversion.
Liquidation Rights
In the event of a liquidation event, the holders of Series A Preferred Stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders, the amount per share such holder would receive if such holder converted such shares of Series A Preferred Stock into Common Stock immediately prior to the date of such payment (without regard to any limitation on conversion set forth herein). Upon payment of such amount in full on the outstanding Series A Preferred Stock, holders of the Series A Preferred Stock will have no rights to the Company’s remaining assets or funds, if any.
Series C Convertible Redeemable Preferred Stock
The Company has filed a Certificate of Designation of Series C Redeemable Convertible Redeemable Preferred Stock with the Secretary of State of the State of Nevada designating 5,000 shares of Preferred Stock as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”).
Dividend Rights
The Series C Preferred Stock has no dividend rights.
Voting Rights
Holders of Pelthos Series C Preferred Stock are not entitled to vote, unless otherwise permitted by the Nevada Revised Statutes.
Redemption Rights
The Company, at its option shall have the right to redeem a portion or all of the outstanding shares of Series C Preferred Stock at any time; provided, however, that the Company may not redeem any share of Series C Preferred Stock prior to the expiration of the lock-up period associated with this IPO without first obtaining consent of the holder of shares being redeemed. The Company shall pay in cash an amount equal to the Stated Value (as defined in the Certificate of Designation of Series C Convertible Redeemable Preferred Stock) per share of Series C Convertible Redeemable Preferred Stock redeemed.
Conversion
Each share of Series C Convertible Redeemable Preferred Stock will be convertible at any time at the holder’s option into a number of shares of Common Stock determined by (i) multiplying the number of Series C Convertible Redeemable Preferred Shares by the Stated Value of the Pelthos Series C Preferred Stock, and then (ii) dividing the value obtained from the preceding clause (i) by 125% of the IPO Price (as defined in the Certificate of Designation of Series C Convertible Redeemable Preferred Stock). If the Pelthos common trades for twenty (20) consecutive trading days above 175% of the IPO Price, each share of Series C Convertible Redeemable Preferred Stock shall mandatorily convert into a number of shares of Common Stock equal to the result by multiplying 120% with the quotient obtained by dividing the Stated Value by the price per IPO Share issued to the public in connection with the IPO.
Liquidation Rights
The shares of Series C Convertible Redeemable Preferred Stock will be entitled to a liquidation preference of $1,000 per share of Series C Convertible Redeemable Preferred Stock (the “Series C Liquidation Preference”). In the event that the Company voluntarily or involuntarily liquidates, dissolves, or winds up its affairs, holders of the shares of Series C Convertible Redeemable Preferred Stock are entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities and obligations to creditors, if any, and subject to the rights of holders of any shares of capital stock then outstanding ranking senior to or on parity with the Series C Convertible Redeemable Preferred

Stock with respect to distributions upon the voluntary or involuntary liquidation, dissolution, or winding-up of the Company’s business and affairs, and before the Company makes any distribution or payment out of its assets to the holders of Common Stock or any other class or series of capital stock ranking junior to the Series C Convertible Redeemable Preferred Stock with respect to distributions upon the Company’s liquidation, dissolution, or winding-up, an amount per share equal to the Pelthos Series C Liquidation Preference.
2023 Plan Amendment
On June 12, 2024, the Board authorized an amendment to the Pelthos Therapeutics Inc. 2023 Equity Incentive Plan (as further amended and/or restated, the “2023 Plan”) to increase the number of shares of Common Stock authorized for issuance thereunder by 150,000 from 44,444 shares to 194,444 shares. On October 22, 2024, the 2023 Plan Amendment was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting. On April 16, 2025, pursuant to a written consent of the majority of shareholders of the Company, the number of shares authorized for issuance under the 2023 Plan was increased to 2,400,000 shares. The Company’s board of directors approved the increase to the 2023 Plan on June 26, 2025. As of December 31, 2025, there were 354,497 shares available for future stock based award issuance under the 2023 Plan.
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
During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense within the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Research & development	$—	$—
Selling, general and administrative	5,461	1,560
Total	$5,461	$1,560
During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense based on the type of award as follows:

	Year Ended December 31,
	2025	2024
Stock options	$3,954	$1,456
Restricted stock units	1,507	104
Total	$5,461	$1,560
The following provides detail regarding future stock-based compensation as of December 31, 2025:

	As of December 31, 2025
	Unamortized Expense	Remaining Life
Stock options	$11,662	2.44 years
Restricted stock units	$5,561	2.33 years

Stock Options
The activity related to stock options during the year ended December 31, 2025 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (thousands)
Outstanding December 31, 2024	87,049	$58.48		$—
Granted	1,471,900	13.68
Expired	(31,898)	29.70
Exercised	(20,500)	11.61
Outstanding December 31, 2025	1,506,551	$15.96	9.45 years	$25,861
Exercisable December 31, 2025	153,887	$35.84	8.92 years	$2,432
Vested and expected to vest December 31, 2025	1,506,551	$15.96	9.45 years	$25,861
The total intrinsic value of all options exercised during 2025 was $389.

The activity related to stock options during the year ended December 31, 2024 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (thousands)
Outstanding December 31, 2023	19,761	$226.80		$—
Granted	68,400	12.58
Expired	(1,112)	226.80
Exercised	—	—
Outstanding December 31, 2024	87,049	$58.48	9.19 years	$—
Exercisable December 31, 2024	30,952	$111.40	9.38 years	$—
Vested and expected to vest December 31, 2024	87,049	$58.48	9.19 years	$—
The following weighted-average assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Expected volatility	85.67%	196.00%
Risk-free interest rate	4.26%	4.20%
Expected term (in years)	5.94	10.00
Expected dividend yield	—%	—%
Weighted-average fair value per option	$10.13	$12.58

Restricted Stock Units
The activity related to RSUs during the year ended December 31, 2025 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2024	29,218	$10.77
Granted	492,462	14.01
Vested	(47,080)	12.37
Forfeited	(9,679)	13.50
Non-vested at December 31, 2025	464,921	$13.98

The activity related to RSUs during the year ended December 31, 2024 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2023	—	$—
Granted	35,669	11.18
Vested	(6,451)	13.00
Forfeited	—	—
Non-vested at December 31, 2024	29,218	$10.77

NOTE 12 - COMMITMENTS AND CONTINGENCIES
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its development work, commercialization activities, including drug product manufacturing, technical transfers, finished commercial product production and supportive costs. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of December 31, 2025.
NOTE 13 - INCOME TAXES
Income before provision for income taxes was as follows:

	Years Ended December 31,
	12/31/2025	12/31/2024
United States	$(50,231)	$(7,928)
Foreign	(475)	(27)
Total income before taxes	$(50,706)	$(7,955)

The components of income tax expense attributable to income before income taxes for the period ended December 31, 2025 and December 31, 2024, consisted of the following:

	Years Ended December 31,
	12/31/2025	12/31/2024
Current tax expense:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current tax expense	—	—

Deferred tax expense (benefit):
Federal	(6,963)	—
State	(424)	—
Foreign	—	—
Total deferred tax expense (benefit)	(7,387)	—

Total provision for income taxes	$(7,387)	$—
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Acquisition of LNHC, Inc. was completed on July 1, 2025 and was accounted for as a business combination under ASC 805. The LNHC acquisition was a non-taxable acquisition and generated a net deferred tax liability on the opening balance sheet. As of December 31, 2025, the Company has generated enough additional deferred tax assets to reduce the opening balance sheet deferred tax liability to zero. During 2025, the Company also completed two taxable asset acquisitions, that give rise to tax deductible intangible assets.
Prior to the LNHC acquisition, the Company had a deferred tax asset related to net operating losses that was fully offset with a valuation allowance. Based on the December 31, 2025 consolidated Company tax position, including both deferred tax assets related to historical net operating loss carryforwards and deferred tax liabilities associated with the LNHC acquisition, for the year ended December 31, 2025 the Company recorded an income tax benefit, primarily related to the release of valuation allowance for historical deferred tax assets.
As of December 31, 2025 the Company has $18,107, $30,543, and $505 of Federal, State, and Foreign net operating losses. Federal and foreign net operating losses carryforward indefinitely, while the state net operating losses begin to expire in 2040.
As of December 31, 2025, there are no known items that would result in a material liability related to uncertain tax positions, as such, there are no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions. There were no changes in uncertain tax positions during the 2025 reporting year.
The Company’s 2021 to 2024 domestic income tax return years are open under the statute of limitations for examination by the taxing authorities. Additionally, the Company’s tax returns for Channel Therapeutics Australia are open under the statute of limitations for examination by the tax authorities for tax years 2023 and 2024.
The Company recorded a valuation allowance of $2,835 against the deferred tax assets as of December 31, 2025 because realization is not more likely than not based on available positive and negative evidence. The change in valuation allowance was a decrease of $1,190 for the year ended December 31, 2025.
The Tax Cuts and Jobs Act of 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to account for GILTI in the year the tax is incurred. The Company did not record a GILTI inclusion for the year ended December 31, 2025 or 2024.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes several changes to U.S. federal income tax law, including temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. Significant provisions for corporate taxpayers include permanent 100% bonus depreciation for qualified property, immediate expensing of domestic R&D expenditures, and changes to the limitation on business interest expense deductions under Section 163(j). None of these provisions have a material impact on the Company’s 2025 income tax provision.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Net operating losses	$3,971	$4,025
Lease liability	763	—
Accrued compensation	566	—
Royalty and license payments	1,718	—
Deferred revenue	8,143	—
Stock compensation	848	—
Total deferred tax assets	16,009	4,025
Valuation allowance	(2,835)	(4,025)
Total net deferred income tax assets	13,174	—

Deferred income tax liabilities:
Fixed assets	(1,829)	—
Intangible assets	(7,111)	—
Inventory	(3,502)	—
Right-of-use lease assets	(732)	—
Total deferred income tax liabilities	(13,174)	—

Total net deferred income tax assets	$—	$—
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Years Ended
	December 31, 2025		December 31, 2024
	Amount	% of Pretax Losses	Amount	% of Pretax Losses
U.S. Federal statutory tax rate	$(10,649)	21.0%	$(1,675)	21.0%
State and local income taxes, net of federal income tax effect	(424)	0.8%	—	—%
Foreign tax effects
Australia
Statutory tax rate difference between Australia and U.S.	(19)	0.1%	(1)	—%
Change in valuation allowance	119	(0.2)%	5	—%
Change in valuation allowance	(1,353)	2.6%	1,671	(21.0)%
Nontaxable or nondeductible items
Change in fair value of convertible debt	3,147	(6.1)%	—	—%
Interest expense - 163(l)	633	(1.2)%	—	—%
Nondeductible transaction costs and other	355	(0.8)%	—	—%
Adjustment to prior year NOL carryforwards	804	(1.6)%	—	—%
Effective tax rate	$(7,387)	14.6%	$—	—%

The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Colorado and Kentucky.
For the years ended December 31, 2025 and 2024 the Company paid no cash amounts related to income taxes.
NOTE 14 - SEGMENT INFORMATION
The Company has determined that it operates in two segments, which represent (i) the sale, promotion and commercialization of approved commercial products (the “Commercial Operations” segment), and (ii) research and development activities (the “Research and Development Operations” segment).
•The Commercial Operations segment consists of the Company’s commercial product portfolio.
•The Research and Development Operations segment consists of (i) activities related to developing a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system; and (ii) supportive activities to expand the NITRICIL nitric oxide-based technology.
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
Segment revenue, net and comprehensive loss and total assets were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue
Commercial operations	$16,206	$—
Research and Development operations	589	—
Total revenue	$16,795	$—

Net loss
Commercial operations	$(37,263)	$—
Research and Development operations	(6,056)	(7,955)
Net loss and comprehensive loss	$(43,319)	$(7,955)

	December 31, 2025	December 31, 2024
Assets
Commercial operations	$129,292	$—
Research and Development operations	1,105	1,369
Total assets	$130,397	$1,369
The net revenues attributed to the Commercial Operations segment are derived from the sale of the Company’s commercial product, and the net revenues attributed to the Research and Development Operations segment are derived from the arrangement with the Company’s licensing partner in Japan. Total assets by reporting segment are not reviewed by the CODM when evaluating the reporting segments’ performance, however, the Commercial Operations segment includes the acquired assets associated with the LNHC acquisition and changes in such assets, while the Research and Development Operations segment is comprised of the assets associated with the historical business of the Company.
Substantially all revenue was derived from product sales or from licensing agreements originating in the United States. All of the Company’s long-lived assets are maintained in the United States.
NOTE 15 – SUBSEQUENT EVENTS
On January 12, 2026, the Company entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent. The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50,000. The proceeds of the facility will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for the launch of two recently acquired products, working capital and general corporate purposes. The Company borrowed $30,000 of the facility on January 12, 2026. The remaining $20,000 of the facility may be borrowed upon the achievement by the Company of certain milestones set forth in the Venture Loan and Security Agreement.