Form 10-Q
period 2026-03-31
Pelthos Therapeutics Inc.
filed 2026-05-14
CIK 1919246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
Emerging growth company ☒
If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 11, 2026 is 3,475,645.

PELTHOS THERAPEUTICS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$31,976	$17,973
Restricted cash, current	250	50
Accounts receivable, net	11,700	8,858
Inventory, net	23,418	23,574
Prepaid expenses and other current assets	2,457	2,955
Total current assets	69,801	53,410
Property and equipment, net	9,310	9,586
Operating lease right-of-use assets, net	3,146	3,250
Intangible assets, net	38,440	39,470
Goodwill	24,681	24,681
Total assets	$145,378	$130,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,147	$2,986
Accrued expenses	12,835	15,364
Contingent consideration	1,000	2,200
Operating lease liabilities, current portion	640	635
Deferred revenue, current portion	978	966
Other liabilities	3,403	3,842
Total current liabilities	25,003	25,993
Operating lease liabilities, net of current portion	2,652	2,752
Deferred revenue, net of current portion	1,027	1,280
Convertible debt	23,283	31,441
Venture loan and security agreement, net	26,356	—
Other long-term liabilities	31,955	30,050
Total liabilities	110,276	91,516
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.0001 par value, 150,000 shares authorized, 55,218 shares issued and outstanding as of March 31, 2026 and 150,000 shares authorized, 56,418 shares issued and outstanding as of December 31, 2025, respectively	—	—
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 2,600 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,369,911 and 3,234,423 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	106,945	103,675
Accumulated other comprehensive income	3,189	—
Accumulated deficit	(75,032)	(64,794)
Total stockholders' equity	35,102	38,881

Total liabilities and stockholders' equity	$145,378	$130,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenue
Net product revenues	$10,665	$—
License and collaboration revenues	241	—
Total revenue	10,906	—
Operating expenses
Cost of goods sold	1,673	—
Selling, general and administrative	21,104	1,640
Research and development	186	194
Amortization of intangible assets	1,031	—
Total operating expenses	23,994	1,834
Operating loss	(13,088)	(1,834)
Other (expense) income
Interest expense	(2,353)	(134)
Change in fair value of convertible debt	5,203	—
Total other (expense) income	2,850	(134)
Net loss before provision for income taxes	(10,238)	(1,968)
Provision for income taxes	—	—
Net loss	$(10,238)	$(1,968)

Other comprehensive income:
Change in fair value of convertible debt due to instrument credit risk	3,189	—
Comprehensive loss	$(7,049)	$(1,968)

Net loss per common share - basic and diluted	$(3.09)	$(3.21)
Weighted average number of common shares outstanding - basic and diluted	3,311,742	612,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	56,418	$—	2,600	$—	3,234,423	$—	$103,675	$—	$(64,794)	$38,881
Stock-based compensation	—	—	—	—	—	—	1,240	—	—	1,240
Restricted stock unit expense	—	—	—	—	15,488	—	668	—	—	668
Warrants issued for venture loan and security agreement	—	—	—	—	—	—	1,362	—	—	1,362
Conversion of Preferred A Shares	(1,200)	—	—	—	120,000	—	—	—	—	—
Change in fair value of convertible debt due to instrument credit risk	—	—	—	—	—	—	—	3,189	—	3,189
Net loss	—	—	—	—	—	—	—	—	(10,238)	(10,238)
Balance, March 31, 2026	55,218	$—	2,600	$—	3,369,911	$—	$106,945	$3,189	$(75,032)	$35,102

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2024	—	$—	2,600	$—	610,389	$—	$18,761	$—	$(21,475)	$(2,714)
Stock-based compensation	—	—	—	—	—	—	404	—	—	404
Restricted stock unit expense	—	—	—	—	4,635	—	52	—	—	52
Shares issued for services	—	—	—	—	1,692	—	30	—	—	30
Shares issued for cash	—	—	—	—	1,650	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,968)	(1,968)
Balance, March 31, 2025	—	$—	2,600	$—	618,366	$—	$19,247	$—	$(23,443)	$(4,196)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net loss	$(10,238)	$(1,968)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of interest for royalty obligations	1,077	—
Change in fair value of convertible notes	(5,203)	—
Depreciation of property and equipment	469	—
Amortization of intangible assets	1,031	—
Amortization of debt discount	195	94
Lease amortization expense	70	—
Stock-based compensation	1,908	486
Changes in operating assets and liabilities:
Accounts receivable	(2,842)	—
Inventory	156	—
Prepaid expenses	498	49
Operating lease right-of-use assets	104	—
Accounts payable	3,161	707
Accrued expenses	(1,908)	—
Contingent consideration	(1,200)	—
Operating lease liabilities	(163)	—
Deferred revenue	(241)	—
Net cash used in operating activities	(13,126)	(632)
Cash flow from investing activities:
Purchases of property and equipment	(194)	—
Net cash used in investing activities	(194)	—
Cash flow from financing activities:
Proceeds from venture loan and security agreement, net	29,337	—
Proceeds from loan payable, net of debt discount	—	250
Payment of venture loan and security agreement issuance costs	(1,814)	—
Net cash provided by financing activities	27,523	250
Net increase in cash and cash equivalents	14,203	(382)
Cash, cash equivalents and restricted cash as of beginning of period	18,023	513
Cash, cash equivalents and restricted cash as of end of period	$32,226	$131
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (CONTINUED)
(Unaudited)
(in thousands, except share and per share amounts)

Three Months Ended March 31,
2026	2025

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$31,976	$131
Restricted cash	250	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$32,226	$131

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$691	$—

Supplemental non-cash investing and financing activities:
Warrants issued for venture loan and security agreement	$1,362	$—
Payment-in-kind on convertible debt	$234	$—
Offering costs recorded to debt discount	$—	$27
The accompanying notes are an integal part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollar values in thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS
Description of Business
Pelthos Therapeutics Inc. (the “Company”) is a bio-pharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens. The Company currently has three U.S. Food and Drug Administration (“FDA”) approved products in its commercial portfolio, in various stages of commercialization, including ZELSUVMI®, XEPI®, and XEGLYZE®.
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
The shares of the Company’s Common Stock listed on the NYSE American LLC (“NYSE American”), previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO,” commenced trading on NYSE American under the ticker symbol “PTHS” on July 2, 2025. The Company’s Common Stock is represented by a new CUSIP number, 171126 204.
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2026 and 2025. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 19, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Pelthos Therapeutics Inc. and its wholly owned subsidiaries, LNHC, Chromocell Therapeutics Australia Pty. Ltd, and Channel Pharmaceutical Corporation (“CPC”). All significant intercompany balances and transactions have been eliminated.
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
The Company has evaluated principal conditions and events, in the aggregate, and concluded that there was not substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•During the three months ended March 31, 2026, the Company had a net loss of approximately $10,238.
•As of March 31, 2026, the Company had cash of approximately $31,976 and working capital of $44,798.
•For the three months ended March 31, 2026, the Company recorded net revenue in the amount of $10,665, which represents three months of activity for its lead product, ZELSUVMI, which was commercially launched in mid-2025.
•For the three months ended March 31, 2026, the Company recorded total operating expenses of $23,994.
•As discussed in Note 7 — “Notes Payable,” on January 12, 2026 the Company borrowed $30,000 of a $50,000 lending facility. The remaining $20,000 of the facility may be borrowed upon the achievement by the Company of certain milestones set forth in the Venture Loan and Security Agreement.
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
Reclassifications
Certain amounts in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 have been reclassified to conform to the current presentation, in addition to certain line items within the historical condensed consolidated statements of cash flows.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash as of March 31, 2026 relates to a deposit account securing the Company’s corporate credit card program and a deposit account set up for the benefit of Nomis RoyaltyVest LLC associated with the ZELSUVMI Royalty Agreement, as described in Note 9 — “License and Other Agreements”.
Accounts Receivable, Net
Accounts receivables are stated as amounts due, net of estimates for discounts offered in customer contracts and any expected credit losses. The Company estimates expected credit losses using the “expected loss” model, which is based on an assessment of the collectability of customer accounts, including collection history, credit quality, the age of past-due balances, current conditions, and reasonable and supportable future conditions that might impact a customer’s ability to pay. The allowance for credit losses is periodically analyzed and adjusted as needed through a charge to selling, general and administrative expense. Amounts deemed to be uncollectible are charged against the allowance for credit losses. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. As of March 31, 2026, the Company did not record an allowance for credit losses, based on its history of collections from its customers.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions, and these deposits may at times be in excess of federally insured limits. In addition, the Company assesses the creditworthiness of its customers on an on-going basis. As of March 31, 2026, three of the Company’s wholesaler customers accounted for 92% of its total gross accounts receivable balance at 39%, 28% and 25%, respectively. In addition, for the three months ended March 31, 2026, these three wholesalers accounted for 92% of gross revenue at 36%, 28% and 28%, respectively.
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
The Company did not identify indicators of impairment for intangible assets or goodwill during the three months ended March 31, 2026.

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
The Company did not identify indicators of impairment for the long-lived assets during the three months ended March 31, 2026.
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
The amount of expense related to inventory write down as a result of excess, obsolescence, scrap, or other reasons is recorded as cost of goods sold in the condensed consolidated statements of operations. The Company had no write-offs of inventory during the three months ended March 31, 2026.
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
Basic and Diluted Net Loss per Common Share
Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for each year. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three months ended March 31, 2026 and 2025 because the effect is anti-dilutive due to the net loss reported in each of those periods.
All share amounts presented in the table below represent the total number outstanding as of the end of each period indicated.

	March 31, 2026	March 31, 2025
Convertible notes payable	605,449	—
Preferred stock series A	5,521,800	—
Preferred stock series C	34,667	34,667
Warrants to purchase common stock	70,988	5,500
Stock options	1,539,363	87,049
Nonvested restricted stock units	460,195	24,583
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
The Company follows the provision of the ASC 740 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer, the chief operating decision-maker (“CODM”). For accounting purposes, the CODM is making decisions regarding resource allocation and assessing performance based on consolidated net loss as if presented in the Company’s condensed consolidated financial statements. The Company views its operations and manages its business in two operating segments, the Commercial Operations segment, and the Research and Development Operations segment. See Note 14 — “Segment Information” for additional detail.
Related Party Transactions
The Company has historically separately presented certain related party transactions and balances in its condensed consolidated financial statements. See Note 7 — “Notes Payable” and Note 9 — “License and Other Agreements” for additional detail regarding related party transactions.
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
Other new accounting pronouncements issued, but not effective until after March 31, 2026, did not and are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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
The fair value of developed technology was estimated using the “multi-period excess earnings” method, an income approach that considers the net cash flows expected to be generated by the intangible asset by excluding any cash flows related to contributory assets. Significant assumptions include the expected useful life of the patent, contributory asset charges and the concluded discount rate. The developed technology will be amortized on a straight-line basis over an estimated useful life of 12.2 years. The $32,200 fair value of the developed technology is within intangible assets in the table above.

The fair value of the Sato Pharmaceutical Co., Ltd. (“Sato”) licensing agreement was estimated using the “relief from royalty” method, an income approach that considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the technology. Significant assumptions include the royalty rate, forecasted cash flows of the license agreement and concluded discount rate. The $1,000 fair value of this agreement is within intangible assets in the table above. The Sato licensing agreement was to be initially amortized on a straight-line basis over an estimated useful life of 13.0 years. See Note 5 — “Goodwill and Intangible Assets” and Note 6 — “Sato Agreement” for additional detail regarding subsequent changes regarding the fair value of the Sato licensing agreement, unrelated to the July 1, 2025 acquisition and the Company’s rights and obligation at that date.
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
Pro Forma Statement of Operations Information
The following unaudited pro forma financial information presents the combined results of operations as if LNHC had been combined with the Company as of January 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of the Company’s future consolidated results of operations.
The pro forma financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs:

	Three Months Ended March 31,
	2026	2025
Total revenue	$10,906	$294
Net loss	(10,238)	(9,479)

NOTE 4 - BALANCE SHEET ACCOUNT DETAILS
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid Prescription Drug User Fee Act (PDUFA) fees	$332	$442
Prepaid insurance	530	766
Deposits for meetings and conferences	164	80
Commercial data platforms	117	364
Patient assistance platforms	38	75
Financial reporting platforms	20	98
Deferred offering costs	711	711
Other	545	419
Total prepaid expenses and other current assets	$2,457	$2,955
Inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$678	$436
Work-in-process	14,040	16,556
Finished goods	8,700	6,582
Total inventory	$23,418	$23,574
Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Manufacturing and laboratory equipment	$1,821	$1,778
Software	1,083	1,083
Furniture and fixtures	70	70
Computer equipment	111	111
Leasehold improvements	5,987	5,967
Construction-in-progress	1,639	1,509
Property and equipment, cost	10,711	10,518
Less: Accumulated depreciation and amortization	(1,401)	(932)
Total property and equipment, net	$9,310	$9,586
The Company’s depreciation expense was $469 for the three months ended March 31, 2026.

Goodwill and other identifiable intangible assets consisted of the following:

	March 31, 2026	December 31, 2025
Indefinite-lived intangible assets
Goodwill	$24,681	$24,681
Definite-lived intangible assets
Developed technology	32,200	32,200
Amended Sato license	715	715
Xepi	6,080	6,080
Xeglyze	1,817	1,817
Website development	214	214
Less: accumulated amortization	(2,586)	(1,556)
Total definite-lived intangible assets	38,440	39,470
Total goodwill and other identifiable intangible assets, net	$63,121	$64,151
Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Compensation	$1,934	$3,475
Drug product manufacturing subcontractor	344	292
Commercial, marketing and sales	86	818
Insurance	—	265
Accrued interest	—	234
Commercialization milestone and royalties payable	8,173	7,819
Accrued gross-to-net adjustments	1,750	1,778
Other	548	683
Total accrued expenses	$12,835	$15,364
Other liabilities and other long-term liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Reedy Creek Purchase Agreement	$1,731	$1,963
ZELSUVMI Royalty Agreement	1,400	1,540
Xepi Royalty Agreement	156	226
Sato Payments	116	113
Total other liabilities	$3,403	$3,842

Reedy Creek Purchase Agreement	$19,707	$18,908
ZELSUVMI Royalty Agreement	8,801	8,233
Xepi Royalty Agreement	2,055	1,928
Sato Payments	1,005	981
Accrued interest	387	—
Total other long-term liabilities	$31,955	$30,050
See Note 8 — “Reedy Creek Liability” and Note 9 — “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying condensed consolidated financial statements.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill

The Company’s goodwill balance as of March 31, 2026 was $24,681. The entire goodwill balance relates to the LNHC, Inc. acquisition during the year ended December 31, 2025.
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
The following table summarizes the consideration for the XEPI Transaction for the year ended December 31, 2025.

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
As of the closing date of the XEPI Transaction, the Company determined that the contingent payments are both considered probable and reasonably estimable and will recognize the fair value of the liabilities as part of the cost of the asset acquisition. The Company determined that the full $1,000 and $1,200 contractual values are expected to be paid to Biofrontera and Ferrer, respectively, and therefore recorded the initial liability at $2,200. The Company also believes $2,200 approximates the fair value of the obligation as the Company is expected to receive the API and achieve commercial quantities within one year of the closing date. Given the initial probability of being met, any adjustments to present value are therefore deemed immaterial. As such, the Company recorded $2,200 of contingent consideration within current liabilities on its condensed consolidated balance sheets as of December 31, 2025.
As of March 31, 2026, the initial upfront payment due to Ferrer of $1,200 and the initial supply of API in an amount of $456 was shown within accounts payable on the condensed consolidated balance sheets based on the determination that the API complied with all of the requirements and representations and warranties of the Ferrer License Agreement. In addition, the $456 initial API supply was also reflected within work-in-process inventory as of March 31, 2026.
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
Intangible Assets
The Company’s definite-lived intangible assets balance as of March 31, 2026 was $38,440.
The following table presents both definite and indefinite lived intangible assets as of March 31, 2026, comprised primarily of acquired product rights related to the LNHC, Inc. acquisition, as discussed in Note 3 — “Acquisition of LNHC, Inc.” and the asset acquisitions of XEPI and XEGLYZE in the fourth quarter of 2025, described above:

	Carrying Value	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Definite-lived intangible assets
Developed technology	$32,200	$(1,979)	$30,221	11.42
Amended Sato license	715	(141)	574	2.00
Xepi	6,080	(387)	5,693	5.84
Xeglyze	1,817	(54)	1,763	8.72
Website development	214	(25)	189	2.86
Total definite-lived intangible assets	$41,026	$(2,586)	$38,440
Indefinite-lived intangible assets
Goodwill	24,681	—	24,681
Total goodwill and other identifiable intangible assets	$65,707	$(2,586)	$63,121
Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the respective asset. The Company’s amortization expense was $1,031 for the three months ended March 31, 2026.
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
The Company recorded no impairment of goodwill or other intangible assets during the three months ended March 31, 2026.

The following table represents annual amortization of definite lived intangible assets for the next five fiscal years, and thereafter:

	Developed Technology	Amended Sato License	Xepi	Xeglyze	Website Development	Total
2026 (April 1 - December 31)	$1,993	$214	$735	$152	$49	$3,143
2027	2,645	287	975	202	66	4,175
2028	2,653	73	980	203	66	3,975
2029	2,645	—	975	202	8	3,830
2030	2,645	—	975	202	—	3,822
2031 and thereafter	17,640	—	1,053	802	—	19,495
Total amortization	$30,221	$574	$5,693	$1,763	$189	$38,440

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
All contract liabilities (deferred revenue) recognized on the balance sheets as of March 31, 2026, were related to the Amended Sato Agreement. All license and collaboration revenue recognized for the three months ended March 31, 2026 was related to the Amended Sato Agreement and was recognized out of the deferred revenue balance as of the beginning of respective period. The net amount of existing performance obligations under long-term contracts unsatisfied as of March 31, 2026 was $2,005, out of which the Company expects to recognize approximately $978 in revenue over the next 12 months and the remaining balance thereafter.
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
NOTE 7 – NOTES PAYABLE
Senior Secured Loan Facility
On January 12, 2026 (the “Venture Loan and Security Agreement Closing Date”), the Company, LNHC and CPC, as co-borrowers (together with the Company, the “Borrowers”), entered into a Venture Loan and Security Agreement (the “Venture Loan and Security Agreement”) by and among the Borrowers and Horizon Technology Finance Corporation, a

Delaware corporation, as lender and collateral agent (“Horizon”). The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50,000 (collectively, the “Term Loans”). The proceeds of the Term Loans will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for launch its two recently acquired assets, and for working capital and general corporate purposes. The Borrowers borrowed $30,000 of Term Loans on the Venture Loan and Security Agreement Closing Date. The remaining $20,000 of Terms Loans may be borrowed under the Venture Loan and Security Agreement upon the achievement by the Company of certain milestones set forth in the agreement.
Borrowings under the Venture Loan and Security Agreement accrue interest at a rate equal to the prime rate plus 3.75% with the prime rate having a floor of 6.75%. For the three months ended March 31, 2026, the effective interest rate on the Term Loans was 16.0%. The Term Loans are repayable in monthly interest-only payments from February 1, 2026 until February 1, 2029 (the “Interest-Only Payment Period”). After the expiration of the Interest-Only Payment Period, beginning on March 1, 2029, the Term Loans will be repayable in 24 equal monthly payments of principal and accrued interest until maturity. Alternatively, if the Borrowers achieve a trailing twelve-month consolidated net revenue of at least $75,000, the Term Loans will be repayable in monthly interest-only payments from February 1, 2026 until February 1, 2030 (the “Extended Interest-Only Payment Period”). After the expiration of the Extended Interest-Only Payment Period, beginning on March 1, 2030, the Term Loans will be repayable in 12 equal monthly payments of principal and accrued interest until maturity. The Term Loans will mature on January 31, 2031 (the “Venture Loan and Security Agreement Maturity Date”). As of March 31, 2026, the Term Loans are classified as noncurrent liabilities, as no principal payments are due within the next twelve months.
The Borrowers paid a commitment fee in the amount of $300 on the Venture Loan and Security Agreement Closing Date. The Borrowers will pay an additional commitment fee in the amount of 1.0% of the principal amount of the remaining undrawn Term Loans concurrently with the funding of those Term Loans. Upon the payment in full of the outstanding Term Loans, the Borrowers will pay Horizon a final payment in the amount of 5.0% of the aggregate original principal amount of the Term Loans made under the Venture Loan and Security Agreement.
At the Borrowers’ option, the Borrowers may prepay all of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment is made during the Interest-Only Period or Extended Interest-Only Period, as applicable; (b) 2.0% of the Term Loans being prepaid if the prepayment occurs within twelve months after the Interest-Only Period or Extended Interest-Only Period, as applicable; and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs any time thereafter.
The Borrowers’ obligations under the Venture Loan and Security Agreement are secured by substantially all of the Borrowers’ assets, including intellectual property, subject to certain customary exceptions.
In connection with the Venture Loan and Security Agreement, the Company issued to Horizon warrants to purchase up to 65,488 shares of common stock, par value $0.0001 per share, at an exercise price of $27.49 per share (the “Initial Horizon Warrants”). The Initial Horizon Warrants are exercisable for 10 years from the Venture Loan and Security Agreement Closing Date. The Company also agreed to issue additional warrants at the time of each additional Term Loan, in an amount of shares equal to 6.0% of the Term Loan divided by the exercise price then in effect.
The Venture Loan and Security Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrowers and their subsidiaries to, among other things, dispose of assets, enter into certain licensing arrangements, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Venture Loan and Security Agreement also includes customary events of default, including, among others, payment defaults, material misrepresentations, breaches of covenants following any applicable cure period, cross defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and the occurrence of certain events that could reasonably be expected to have a “material adverse effect.” The occurrence of an event of default could result in the acceleration of the Borrowers’ obligations under the Venture Loan and Security Agreement, the termination of the Horizon’s commitments, a 4.0% increase in the applicable rate of interest and the exercise by Horizon of other rights and remedies provided for under the Venture Loan and Security Agreement.
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
The Convertible Notes rank senior to current and future indebtedness of the Company and its subsidiaries, excluding (i) any credit facility with one or more financial institutions in form and substance reasonably satisfactory to the Required Holders and with an aggregate amount of indebtedness that does not exceed $50,000 or (ii) an asset-based loan facility that does not exceed $10,000, subject to certain conditions (together, the “Permitted Senior Indebtedness”). The Venture Loan and Security Agreement, described above, meets the definition of Permitted Senior Indebtedness under the Convertible Notes. The Convertible Notes accrue interest at a rate of 8.5% per annum (which increases to 18.0% in the event of a default) and mature on November 6, 2027 (the “Convertible Maturity Date”).
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
Fair Value
The Company had no assets or liabilities that are remeasured on a recurring basis using level 1 or level 2 inputs for the three months ended March 31, 2026 or 2025. The Company’s Venture Loan and Security Agreement was initially measured using level 3 inputs. The Company’s Convertible Notes are measured on a recurring basis using level 3 inputs.
Senior Secured Loan Facility
The Company analyzed the terms of the Venture Loan and Security Agreement and its embedded features concluding it appropriate to account for the Initial Horizon Warrants as freestanding financial instruments with equity classification. As the Initial Horizon Warrants are equity classified, the proceeds from the Venture Loan and Security Agreement were allocated based on the relative fair values of the Term Loans and the Initial Horizon Warrants, with the amount allocated to the Initial Horizon Warrants recorded as additional paid-in-capital. The Term Loans were recorded at the proceeds received, less applicable discounts. The final payment, debt issuance costs and allocation of fair value of the Initial Horizon Warrants will be amortized to interest expense over the term of the loan.
The following table summarizes the allocation of fair value of the Venture Loan and Security Agreement, as determined by Level 3 inputs for the Initial Horizon Warrants, as of January 12, 2026:

	Fair Value	Allocation	Allocated Fair Value	Lender Fees	3rd Party Fees	Total
Term Loans	$30,000	95%	$28,638	$663	$1,814	$26,161
Initial Horizon Warrants	1,427	5%	1,362	—	—	1,362
	$31,427	100%	$30,000	$663	$1,814	$27,523
The following table presents the significant inputs and valuation methodologies used for the Company’s fair value of the Initial Horizon Warrants as of as of January 12, 2026:

Valuation methodology	Black-Scholes
Expected volatility	85.67%
Risk-free interest rate	4.19%
Expected term (in years)	10
Expected dividend yield	—%
Weighted-average fair value per option	$21.79
The following table presents the carrying value of the Venture Loan and Security Agreement as of January 12, 2026 and March 31, 2026:

	March 31, 2026	January 12, 2026
Term Loan	$30,000	$30,000
Final Payment	1,500	1,500
Venture Loan and Security Agreement, gross	$31,500	$31,500
Debt Discount	(5,144)	(5,339)
Venture Loan and Security Agreement, net	$26,356	$26,161
The following table presents the maturity of the Term Loan, including the final payment fee, under the Venture Loan and Security Agreement as of March 31, 2026:

Term Loan
2026 (April 1 - December 31)	$—
2027	—
2028	—
2029	12,500
2030	15,000
2031 and thereafter	4,000
Total	$31,500
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
Due to the significant related-party relationships with certain investors and Ligand, the Convertible Securities Purchase Agreement is not presumed to be at arms-length. The Company estimated the initial fair value of the Convertible Notes and related royalty obligations to be in excess of the transaction price. Accordingly, the Company initially recorded both instruments, which were determined to be free standing, at the issuance date relative fair value.
The following table summarizes the change in fair value, as determined by Level 3 inputs for the Convertible Notes for the three months ended March 31, 2026:

Fair value of convertible note at December 31, 2025	$31,441
Payment-in-kind on convertible debt	234
Change in fair value recognized in other comprehensive income	(3,189)
Change in fair value recognized in net loss	(5,203)
Fair value of convertible note at March 31, 2026	$23,283
For the three months ended March 31, 2026, the change in fair value of the Convertible Notes was due to (i) a decline in the Company’s common stock price of $31.00 at December 31, 2025 to $21.01 at March 31, 2026, recognized in the condensed consolidated statements of operations; (ii) a change in fair value related to the Convertible Notes credit risk component, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet; and (iii) a change to the principal balance related to the payment-in-kind for the quarterly interest payment due January 1, 2026. The credit risk component adjustment was driven by the subordination of the Convertible Notes resulting from the Company's entry into the Venture Loan and Security Agreement and was estimated by isolating the effect of using the December 31, 2025 instrument credit rating at March 31, 2026, effectively holding all other inputs constant. Upon settlement of the Convertible Notes, the cumulative amounts within accumulated other comprehensive income on the condensed consolidated balance sheet will be reclassified to earnings. The principal balance on the Convertible Notes as of March 31, 2026 was $18,234.
As described above, on January 12, 2026 the Company entered into the Venture Loan and Security Agreement with Horizon, which met the definition of permitted senior indebtedness per the Convertible Notes. The Venture Loan and Security Agreement secured substantially all of the borrowers' assets, which effectively reduced the potential recovery profile used in the Company’s recurring fair value measurement of the Convertible Notes.

The following tables present the significant inputs and valuation methodologies used for the Company’s fair value of the Convertible Notes as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	Scenario 1	Scenario 1
Convertible Fair Value - Valuation Weighting	90.0%	90.0%
Valuation methodology - Principal	Present Value	Present Value
PIK period (years)	0.6	0.85
Discount rate	16.47%	5.94%
Valuation methodology - Convertible feature	Black-Scholes	Black-Scholes
Conversion price	$29.73	$29.73
Expected volatility	146.00%	152.00%
Risk-free interest rate	3.68%	3.41%
Expected term (in years)	1.6	1.85
Expected dividend yield	—%	—%

	Scenario 2	Scenario 2
Convertible Fair Value - Valuation Weighting	10.0%	10.0%
Valuation methodology	Market Comparable	Market Comparable
Instrument credit rating	CCC	B-
Expected term (in years)	1.6	1.85
Probability	12.3%	9.5%
Yield curve	16.56%	5.64%
The following table presents the maturity of the Convertible Notes, including expected payment-in-kind, as of March 31, 2026:

Convertible Notes
2026 (April 1 - December 31)	$—
2027	19,421
2028	—
2029	—
2030	—
2031 and thereafter	—
Total	$19,421
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
As of March 31, 2026 the last to expire patent related to ZELSUVMI originating from the UNC License Agreement, described below, is May 2026. Prior to the Assignment Agreement, LNHC had progressed the development of that in-licensed intellectual property portfolio from the UNC License Agreement and obtained 12 U.S. patents, in addition to two U.S. patents obtained with the original UNC License Agreement, resulting in a total of 14 issued U.S. patents covering ZELSUVMI. These 14 U.S. patents are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial FDA approval of ZELSUVMI, LNHC applied for a 1280 day patent term extension (“PTE”), for the U.S. patent covering ZELSUVMI compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
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
Ligand Royalty Agreement
Under the terms of the ZELSUVMI License, Ligand is entitled to (i) a 13% royalty on worldwide sales, excluding, Japan, of ZELSUVMI prior to the expiration of the initial royalty term, defined as on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patent rights that are included in the specified intellectual property and that cover the licensed product; (ii) a 10.4% royalty on worldwide sales, excluding, Japan, of ZELSUVMI after the expiration of the initial royalty term; (iii) upon the first commercial sale of the ZELSUVMI, a $5,000 milestone; (iv) upon the occurrence obtaining a threshold of $35,000 in aggregate net sales during four consecutive calendar quarters, a $5,000 milestone; and (vi) 30% of all non-royalty sublicense income received by the Company or its affiliates from any sublicensee. The first commercial sale milestone has been accrued within accrued expenses on the condensed consolidated balance sheets as of March 31, 2026.
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
On July 1, 2025, the Company and NRV, Ligand, and Madison Royalty LLC, a Colorado limited liability company (“Madison”, being formed on behalf of certain of the legacy Channel directors and management team with the Company’s former Chief Financial Officer, Mr. Francis Knuettel II, as the sole and managing member as of July 1, 2025 and December 31, 2025), entered into a Purchase and Sale Agreement (the “Channel Products Royalty Agreement”), pursuant to which the Company sold to each of NRV, Ligand, and Madison, and each of NRV, Ligand, and Madison purchased, all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments all accounts related to or utilizing the covered products, as defined within that agreement (the “Channel Covered Products”). The purchase price was $1.
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
As detailed in Note 7 — “Notes Payable”, the Convertible Securities Purchase Agreement is presumed to not be at arms-length due to the significant related party relationships involved. Therefore, the instruments were each recorded at their initial fair value. The Company will account for royalties due as revenue and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the Convertible Royalty Agreement. Further, the Company allocated issuance costs to the financing as a debt issuance cost, which reduced the initial carrying value of the financing.
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
During the three months ended March 31, 2026, the Company paid $1,513 in royalties to licensing counterparties based on the payment terms within the respective license agreements. As noted within the related license agreements and definition of net sales, covered products are considered sold when paid for. As such, royalty payments are calculated based on cash payments received by the Company during the respective calendar quarter, rather than the accrual basis. The Company accrues royalty obligations based on the accrual basis, as net revenue is recorded within the condensed consolidated statements of operations.
The following table provides the activity of the financing for the three months ended March 31, 2026 for the Reedy Creek Purchase Agreement, the ZELSUVMI Royalty Agreement, the Amended Channel Products Royalty Agreement and the Convertible Royalty Agreements (weighted average, as applicable):

	Reedy Creek Purchase Agreement	ZELSUVMI Royalty Agreement	Xepi Royalty Agreement	Sato Payments	Total
Carrying value at December 31, 2025	$20,871	$9,773	$2,220	$1,127	$33,991
Interest accretion	781	588	55	27	1,451
Royalty payments accrued	(214)	(160)	—	—	(374)
Carrying value at March 31, 2026	21,438	10,201	2,275	1,154	35,068
Less: current portion	1,731	1,400	156	116	3,403
Convertible fees allocated to royalty	—	—	64	33	97
Carrying value at March 31, 2026, net of current portion	$19,707	$8,801	$2,055	$1,005	$31,568

March 31, 2026 Effective Annual Discount Rate	14.8%	23.7%	9.8%	9.7%
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
Pursuant to the terms of the TBC Lease, the Company is currently obligated to deliver to the TBC Landlord a letter of credit in the amount of $583, as amended, as collateral for the full performance by the Company of all of its obligations under the TBC Lease and for all losses and damages the TBC Landlord may suffer as a result of any default by the Company under the TBC Lease. As of March 31, 2026, the Company is in the process of securing this letter of credit.

The Company’s facility lease cost was $203 for the three months ended March 31, 2026, comprised of $165 and $38, respectively, of base rent and other variable expenses, including common area maintenance. Cash paid for amounts included in the measurement of operating lease liabilities was $165 for the three months ended March 31, 2026. The Company also recorded $152 of storage rental costs associated with short-term leases for the three months ended March 31, 2026. The weighted average remaining lease term for the TBC Lease and weighted average discount rate for the TBC Lease are 5.8 years and 8.4%, respectively, as of March 31, 2026.
Future minimum lease payments as of March 31, 2026, were as follows:

Maturity of Lease Liabilities	Operating Leases
2026 (April 1 - December 31)	$499
2027	685
2028	705
2029	726
2030	748
2031 and thereafter	836
Total future undiscounted lease payments	4,199
Less: imputed interest	(907)
Total reported lease liability	$3,292

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
2023 Plan Amendment
On June 12, 2024, the Board authorized an amendment to the Pelthos Therapeutics Inc. 2023 Equity Incentive Plan (as further amended and/or restated, the “2023 Plan”) to increase the number of shares of Common Stock authorized for issuance thereunder by 150,000 from 44,444 shares to 194,444 shares. On October 22, 2024, the 2023 Plan Amendment was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting. On April 16, 2025, pursuant to a written consent of the majority of shareholders of the Company, the number of shares authorized for issuance under the 2023 Plan was increased to 2,400,000 shares. The Company’s board of directors approved the increase to the 2023 Plan on June 26, 2025. As of March 31, 2026, there were 354,497 shares available for future stock based award issuance under the 2023 Plan.
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
In connection with the Venture Loan and Security Agreement, the Company issued to Horizon warrants to purchase up to 65,488 shares of common stock, par value $0.0001 per share, at an exercise price of $27.49 per share. The Initial Horizon Warrants are exercisable for ten years from the Venture Loan and Security Agreement Closing Date. See Note 7 — “Notes Payable” for additional detail regarding the Initial Horizon Warrants.
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

During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense within the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Research & development	$—	$—
Selling, general and administrative	1,908	456
Total	$1,908	$456
During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense based on the type of award as follows:

	Three Months Ended March 31,
	2026	2025
Stock options	$1,240	$404
Restricted stock units	668	52
Total	$1,908	$456
The following provides detail regarding future stock-based compensation as of March 31, 2026:

	As of March 31, 2026
	Unamortized Expense	Remaining Life
Stock options	$11,056	2.20 years
Restricted stock units	$5,169	2.16 years
Stock Options
The activity related to stock options during the three months ended March 31, 2026 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (thousands)
Outstanding December 31, 2025	1,506,551	$15.96		$—
Granted	47,475	23.01
Expired	(14,663)	17.08
Exercised	—	—
Outstanding March 31, 2026	1,539,363	$16.17	9.22 years	$11,001
Exercisable March 31, 2026	187,360	$31.85	8.78 years	$1,309
Vested and expected to vest March 31, 2026	1,539,363	$16.17	9.22 years	$11,001

The activity related to stock options during the three months ended March 31, 2025 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (thousands)
Outstanding December 31, 2024	87,049	$58.48		$—
Granted	—	—
Expired	—	—
Exercised	—	—
Outstanding March 31, 2025	87,049	$58.48	8.49 years	$111
Exercisable March 31, 2025	42,524	$96.51	8.69 years	$43
Vested and expected to vest March 31, 2025	87,049	$58.48	8.49 years	$111
The following weighted-average assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2026 as no options were granted for the three months ended March 31, 2025:

For The Three Months Ended March 31,
2026
Expected volatility	88.37%
Risk-free interest rate	3.86%
Expected term (in years)	6
Expected dividend yield	—%
Weighted-average fair value per option	$17.30
Restricted Stock Units
The activity related to RSUs during the three months ended March 31, 2026 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2025	464,921	$13.98
Granted	15,576	23.01
Vested	(15,488)	12.64
Forfeited	(4,814)	17.08
Non-vested at March 31, 2026	460,195	$14.30

The activity related to RSUs during the three months ended March 31, 2025 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2024	29,218	$10.77
Granted	—	—
Vested	(4,635)	10.77
Forfeited	—	—
Non-vested at March 31, 2025	24,583	$10.77

NOTE 12 - COMMITMENTS AND CONTINGENCIES
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its development work, commercialization activities, including drug product manufacturing, technical transfers, finished commercial product production and supportive costs. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of March 31, 2026.
NOTE 13 - INCOME TAXES
In accordance with ASC 740, the Company will use an estimated annual effective tax rate (“EAETR”) methodology for recording income tax during interim periods. For 2026, the Company’s estimated annual effective tax rate is 0%. The difference between the Company’s EAETR of 0% for the period and the Federal statutory rate of 21% is primarily related to the increase in the Company’s valuation allowance. Other factors include permanent differences and state income taxes.
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
Segment revenue, net and comprehensive loss and total assets were as follows:

	Three Months Ended March 31,
	2026	2025
Revenue
Commercial operations	$10,665	$—
Research and Development operations	241	—
Total revenue	$10,906	$—

Net loss
Commercial operations	$(10,293)	$—
Research and Development operations	55	(1,968)
Net loss	$(10,238)	$(1,968)

	As of March 31, 2026	As of December 31, 2025
Assets
Commercial operations	$144,277	$129,292
Research and Development operations	1,101	1,105
Total assets	$145,378	$130,397
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
NOTE 15 – SUBSEQUENT EVENTS
On April 6, 2026, the Board of Directors of the Company appointed John M. Gay to serve as Chief Financial Officer of the Company, effective April 10, 2026. Also on April 10, 2026, the Board appointed Mr. Gay to serve as the Company’s treasurer and secretary, effective April 10, 2026.
On April 6, 2026, prior to the of Board of Directors appointment of Mr. Gay as Chief Financial Officer, the Board terminated Francis Knuettel II from his position as Chief Financial Officer of the Company, effective April 10, 2026. The Board transitioned Mr. Knuettel’s roles as the Company’s treasurer and secretary to Mr. Gay on April 10, 2026. Mr. Knuettel’s termination was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Notice Regarding Forward Looking Statements
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
From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; our current liquidity position, the need to obtain additional financing to support ongoing operations, the Company’s ability to continue as a going concern; the Company’s ability to maintain the listing of its Common Stock on the NYSE American, the Company’s ability to manage costs and execute on its operational and budget plans; and, the Company’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.
Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.
Overview
Pelthos Therapeutics Inc. (the “Company”) is a bio-pharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens. The Company currently has three U.S. Food and Drug Administration (“FDA”) approved products in its commercial portfolio, in various stages of commercialization, including ZELSUVMI®, XEPI®, and XEGLYZE®.
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

Channel Background
Chromocell Therapeutics Corporation (“Chromocell”) was incorporated in Delaware on March 19, 2021. On February 21, 2024, Chromocell completed the initial public offering of its Common Stock (the “IPO”) on the NYSE American.
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
Product Portfolio
ZELSUVMI ® (berdazimer) topical gel, 10.3% for the Treatment of Molluscum Contagiosum
ZELSUVMI (berdazimer) topical gel, 10.3% is a nitric oxide (NO) releasing agent indicated for the topical treatment of molluscum contagiosum in adults and pediatric patients one year of age and older. ZELSUVMI is the first FDA approved topically applied nitric oxide releasing agent indicated for the treatment of molluscum contagiosum in people ages one year and older and the first and only prescription medication FDA approved for use in non-medical settings that can be safely applied by patients, parents and caregivers. Molluscum contagiosum is a highly contagious viral skin infection that primarily affects children, immunocompromised adults and sexually active persons. The Company estimates that molluscum contagiosum infections afflict approximately 16 million people of all ages in the United States.
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
Molluscum Contagiosum
Molluscum contagiosum is caused by a pox virus and is a common skin infection seen by dermatologists, pediatric dermatologists, and pediatricians, with a prevalence estimated by management to be 16 million people in the United States and an annual incidence estimated by management to be 3-6 million. According to the Centers for Disease Control and Prevention (“CDC”), molluscum contagiosum infections are contagious and spread to others through contact with infected persons or contaminated objects such as towels, toys, furniture, swimming pools, and other surfaces. Children are the most vulnerable to molluscum contagiosum infections as are adults with weakened immune systems. In addition, molluscum contagiosum can be sexually transmitted.
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
XEPI, a new chemical entity, belongs to a new generation of non-fluorinated quinolones. In two Phase 3 pivotal studies, XEPI showed positive efficacy and appeared to be safe and well tolerated in both adult and pediatric populations aged 2 months and older. In addition, XEPI has demonstrated excellent in vitro antibacterial activity against pathologically relevant bacteria and clinical isolates of organisms with emerging antibiotic resistance, such as methicillin-resistant s.

aureus (“MRSA”). The Company believes XEPI represents a novel and important therapy for the topical treatment of impetigo.
The Company expects to commercially relaunch XEPI once certain manufacturing, supply chain, and regulatory activities are validated, implemented and completed, respectively. In addition, the Company will also need to implement its commercial marketing, trade and access strategy prior to the relaunch of XEPI, currently expected in early 2027.
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
The shares of the Company’s Common Stock listed on the NYSE American previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO,” commenced trading on the NYSE American under the ticker symbol “PTHS,” on July 2, 2025. The Company’s Common Stock is represented by a new CUSIP number, 171126 204.
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

Net Proceeds from PIPE Financing
Certain PIPE Investors were a party to the ZELSUVMI Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “Royalty Agreements”) as described in Note 9 — “License and Other Agreements” in the notes to our condensed consolidated financial statements. Further, certain PIPE Investors were not a party to the Royalty Agreements. As the PIPE Financing and Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company will account for future royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.
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
There are currently three pain programs developing therapeutics, all of which are based on the same proprietary molecule, as follows:
Eye Pain (Clinical): Based on a novel formulation of CC8464, our Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants, local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. The Company intends to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. The Company has completed two animal efficacy studies and has successfully completed Investigational New Drug Application (“IND”) enabling ophthalmic toxicology studies as a precursor to launching a Phase 1a/2b human proof of concept study. On March 31, 2026, the Company announced that the first patient had been dosed in its Phase 1b/2a clinical trial evaluating CT2000 as a potential treatment for eye pain. The Company’s wholly-owned subsidiary, Channel Pharmaceutical Corporation, owns the rights to CT2000 and its NaV1.7 inhibitor pipeline and is conducting the clinical work through its Australian subsidiary.

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
Drug Product (ZELSUVMI)
The Company has a long-standing relationship with Orion Corporation (“Orion”), a Finnish full-scale pharmaceutical company with broad experience in cGMP drug manufacturing. Orion manufactures the Company’s commercial supply of its ZELSUVMI finished product. The drug product manufacturing and fill/finish process at Orion has been fully validated and qualified including site registration batches, process validation batches, and commercial batches. Through its contractual relationship with Orion, the Company has manufactured initial commercial launch quantities of ZELSUVMI. In addition, the Company has entered into a multi-year supply agreement and provides monthly estimates and forecasts for on-going production of finished products. The Company’s supply forecast is informed by the expected sales forecast with adjustments made for safety stock inventory levels and product dating.
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
Our Customers
The Company primarily sells its ZELSUVMI product to national and regional wholesaler channels. Our wholesalers purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and mail order pharmacies. As of March 31, 2026, three of the Company’s wholesaler customers accounted for 92% of its total gross accounts receivable balance at 39%, 28% and 25%, respectively. In addition, for the three months ended March 31, 2026, these three wholesalers accounted for 92% of gross revenue at 36%, 28% and 28%, respectively.
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
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Revenue
Net product revenues	$10,665	$—	$10,665
License and collaboration revenues	241	—	241
Total revenue	10,906	—	10,906
Operating expenses
Cost of goods sold	1,673	—	1,673
Selling, general and administrative	21,104	1,640	19,464
Research and development	186	194	(8)
Amortization of intangible assets	1,031	—	1,031
Total operating expenses	23,994	1,834	22,160
Operating loss	(13,088)	(1,834)	(11,254)
Other (expense) income
Interest expense	(2,353)	(134)	(2,219)
Change in fair value of convertible debt	5,203	—	5,203
Total other (expense) income	2,850	(134)	2,984
Net loss before provision for income taxes	(10,238)	(1,968)	(8,270)
Provision for income taxes	—	—	—
Net loss	$(10,238)	$(1,968)	$(8,270)

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
For the three months ended March 31, 2026, net product revenues were $10.7 million. Net product revenues relate solely to the commercial launch of ZELSUVMI, which was announced on July 10, 2025.
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
License and collaboration revenues for the three months ended March 31, 2026, were $0.2 million. This revenue is related to recognition of deferred revenue from a collaboration agreement with Sato Pharmaceutical Co., Ltd. (“Sato Agreement”).
For information about the Sato Agreement, see Note 6 — “Sato Agreement” in the accompanying notes to our condensed consolidated financial statements.
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
For the three months ended March 31, 2026, cost of goods sold was $1.7 million. Cost of goods sold relate solely to ZELSUVMI, which was launched in mid-2025, and includes certain fair value adjustments related to finished goods inventory on hand at the time of the Merger.
The following table sets forth our cost of goods sold for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Cost of goods sold:
Products sold (including ASC 805 fair value adjustments)	$1,673	$—	$1,673
Total cost of goods sold	$1,673	$—	$1,673
As part of the Merger, certain inventoried items were revalued subject to ASC 805, Business Combinations (“ASC 805”), as of July 1, 2025. For more information, see Note 3 — “Acquisition of LNHC, Inc.” in the accompanying notes to our condensed consolidated financial statements.

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
The following table summarizes our SG&A expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Personnel expense:
Salaries, incentive pay and benefits	$7,466	$430	$7,036
Stock-based compensation	1,908	456	1,452
Total personnel expense	9,374	886	8,488
Non-personnel expense:
Marketing, sales and commercial	4,205	—	4,205
Facilities, manufacturing and depreciation	1,773	—	1,773
Corporate and professional services	1,881	754	1,127
Travel	678	—	678
Royalty and milestones	1,866	—	1,866
Regulatory and other	1,327	—	1,327
Total non-personnel expense	11,730	754	10,976
Total SG&A expense	$21,104	$1,640	$19,464
The increase in SG&A for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to increased headcount and other costs associated with the commercial launch of ZELSUVMI, which commenced on July 10, 2025. The additional expenses include selling, patient services, pharmacovigilance, marketing, advertising, travel, sponsorships and trade shows related to the commercial detailing of ZELSUVMI. As of March 31, 2026 the Company had approximately 64 territory managers actively engaged in commercialization efforts related to ZELSUVMI.
In addition, certain corporate, administrative, consulting, legal, patent, insurance, accounting, public company, information technology and facilities expenses have increased from the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, following the launch of ZELSUVMI and the Merger.
Research and Development Expense
Research and development (“R&D”) expenses are recognized as they are incurred based on actual work completed through monitoring invoices received and discussions with internal personnel and external service providers as to the progress or stage of completion of preclinical activities, clinical studies and related supporting services for non-commercial assets.

R&D expenses related to the level of activities related to our NaV1.7 pain programs for the three months ended March 31, 2026 and 2025 are noted below (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
R&D expense:
Clinical, CMC, consultants and other	$186	$194	$(8)
Total R&D expense	$186	$194	$(8)
On March 31, 2026, the Company announced that the first patient had been dosed in its Phase 1b/2a clinical trial evaluating CT2000 as a potential treatment for eye pain. The Company’s wholly-owned subsidiary, Channel Pharmaceutical Corporation, owns the rights to CT2000 and its NaV1.7 inhibitor pipeline and is conducting the clinical work through its Australian subsidiary.
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
These assets are being amortized on a straight-line basis over the lesser of the term of the agreement and the useful life of the license or asset. For the three months ended March 31, 2026, amortization of intangible assets was $1.0 million. For more information, see Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements.
Interest Expense
Interest expense is primarily attributable to (a) interest on outstanding debt; and (b) the accounting treatment of certain royalty and purchases agreements entered into by the Company. Outstanding debt relates to the Venture Loan and Security Agreement and the Convertible Notes, whereas the (i) Reedy Creek Purchase Agreement, (ii) ZELSUVMI Royalty Agreement, (iii) Channel Products Royalty Agreement, (iv) XEPI Royalty Agreement and (v) the Sato Payments related to amendments to prior royalty agreements or new royalty agreements associated with the closing of the convertible note.
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
For more information, see Note 8 — “Reedy Creek Liability” and Note 9 — “License and Other Agreements” in the accompanying notes to our condensed consolidated financial statements.

The following table summarizes our interest expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Interest expense:
Reedy Creek Purchase Agreement	$(567)	$—	$(567)
ZELSUVMI Royalty Agreement	(428)	—	(428)
Xepi Royalty Agreement - Convertible Notes	(55)	—	(55)
Sato Payments - Convertible Notes	(27)	—	(27)
Convertible Notes	(387)	—	(387)
Venture Loan & Security Agreement	(885)	—	(885)
Other	(4)	(134)	130
Total interest expense	$(2,353)	$(134)	$(2,219)
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
The Company analyzed the terms of the Convertible Notes and its embedded features concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and subsequently measures the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to Company credit risk.
For the three months ended March 31, 2026, the change in fair value of the Convertible Notes was $5.2 million, due primarily to a decline in the Company’s common stock price of $31.00 at December 31, 2025 to $21.01 at March 31, 2026. This change in fair value excludes a $3.2 million gain, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet, related to the Convertible Notes credit risk component for the three months ended March 31, 2026. The credit risk component adjustment was primarily driven by the subordination of the Convertible Notes resulting from the Company's entry into the Venture Loan and Security Agreement on January 12, 2026.
See Note 7 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
Liquidity and Capital Resources
During the three months ended March 31, 2026, the Company had a net loss of approximately $10.2 million. As of March 31, 2026, the Company had cash of approximately $32.0 million and working capital of $44.8 million. For the three months ended March 31, 2026, the Company recorded net revenue in the amount of $10.7 million, which represented nine months of commercial activity for its lead commercial product, ZELSUVMI. For the three months ended March 31, 2026, the Company recorded total operating expenses of $24.0 million.
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

As further discussed in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying notes to our condensed consolidated financial statements, in prior periods, management disclosed substantial doubt about the Company’s ability to continue as a going concern. The conditions and events that previously raised substantial doubt have been alleviated by management’s plans and actions. Based on current projections, including forecasted cash flows related to net product sales of ZELSUVMI, proceeds from the convertible note agreement in November 2025, proceeds from the initial draw of the January 2026 Venture Loan and Security Agreement, and the potential additional availability under the January 2026 Venture Loan and Security Agreement, management believes it has sufficient capital, or access to capital, to fund its operations through at least the next twelve months following the issuance of the accompanying condensed consolidated financial statements and management has concluded there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40, Presentation of Financial Statements - Going Concern. While risks remain, management believes available liquidity and cash generation from operations are sufficient for near-term needs.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(13,126)	$(632)
Investing activities	(194)	—
Financing activities	27,523	250
Net increase in cash, cash equivalents and restricted cash	$14,203	$(382)
Net Cash Used in Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $13.1 million and consisted primarily of a net loss of $10.2 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $1.9 million, (ii) amortization of definite lived intangible assets of $1.0 million, (iii) $0.5 million of depreciation expense, (iv) $1.1 million of accretion of interest expense for royalty obligations, (v) $0.1 million of lease amortization, (vi) amortization of debt discount of $0.2 million, (vii) change in fair value of Convertible Notes of $5.2 million, and (viii) a $2.4 million decrease in cash related to changes in operating assets and liabilities.
The favorable impacts to cash related to changes in operating assets and liabilities was primarily due to (i) a $0.2 million change in inventory, (ii) a change in accounts payable of $3.2 million, (iii) a change in operating lease assets of $0.1 million, and (iv) a change in prepaid expenses of $0.5 million. The unfavorable impacts to cash related to changes in (i) accounts receivable of $2.8 million, (ii) accrued expenses of $1.9 million, (iii) contingent consideration of $1.2 million, and (iv) deferred revenue of $0.2 million.
For the three months ended March 31, 2025, the Company incurred a net loss of $2.0 million and net cash flows used in operating activities was $0.6 million. The cash flow used in operating activities was primarily due to net loss, offset by stock-based compensation expense of $0.5 million, amortization of debt discount of $0.1 million,, and a change in accounts payable of $0.7 million.
Net Cash Provided By Investing Activities
For the three months ended March 31, 2026, net cash flows used in investing activities was $0.2 million, related primarily to purchases of property and equipment of $0.2 million.
The Company neither received nor used cash in investing activities during the three months ended March 31, 2025.
Net Cash Provided by Financing Activities
For the three months ended March 31, 2026, net cash flows provided by financing activities were $27.5 million, primarily from the January 12, 2026 Venture Loan and Security Agreement net proceeds.

For the three months ended March 31, 2025, net cash flows provided by financing activities were $0.3 million resulting from net proceeds from loans of $0.3 million.
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
Off -Balance Sheet Arrangements
During the three months ended March 31, 2026 and 2025, the Company did not have, and it does not currently have, any off-balance sheet arrangements, as defined under applicable U.S. Securities and Exchange Commission (the “SEC”) rules.
Contractual Obligations and Commitments
The Company has entered into arrangements that contractually obligate it to make payments that will affect its liquidity and cash flows in future periods. Such arrangements include those related to the Company’s lease commitments, third-party license agreements, including licenses, lending and/or debt agreements and long-term manufacturing agreements.
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 19, 2026, other than the Venture Loan and Security Agreement, described below.
See our Annual Report on Form 10-K for a complete listing of all contractual obligations and commitments of the Company as of December 31, 2025, in addition to the following material change during the three months ended March 31, 2026.
Senior Secured Loan Facility
On January 12, 2026 (the “Venture Loan and Security Agreement Closing Date”), the Company, LNHC and CPC, as co-borrowers (together with the Company, the “Borrowers”), entered into a Venture Loan and Security Agreement by and among the Borrowers and Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent (“Horizon”). The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loans”). The proceeds of the Term Loans will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for launch its two recently acquired assets, and for working capital and general corporate purposes. The Borrowers borrowed $30.0 million of Term Loans on the Venture Loan and Security Agreement Closing Date. The remaining $20.0 million of Terms

Loans may be borrowed under the Venture Loan and Security Agreement upon the achievement by the Company of certain milestones set forth in the agreement.
Borrowings under the Venture Loan and Security Agreement accrue interest at a rate equal to the prime rate plus 3.75% with the prime rate having a floor of 6.75%. The Term Loans are repayable in monthly interest-only payments from February 1, 2026 until February 1, 2029 (the “Interest-Only Payment Period”). After the expiration of the Interest-Only Payment Period, beginning on March 1, 2029, the Term Loans will be repayable in 24 equal monthly payments of principal and accrued interest until maturity. Alternatively, if the Borrowers achieve a trailing twelve-month consolidated net revenue of at least $75.0 million, the Term Loans will be repayable in monthly interest-only payments from February 1, 2026 until February 1, 2030 (the “Extended Interest-Only Payment Period”). After the expiration of the Extended Interest-Only Payment Period, beginning on March 1, 2030, the Term Loans will be repayable in 12 equal monthly payments of principal and accrued interest until maturity. The Term Loans will mature on January 31, 2031 (the “Venture Loan and Security Agreement Maturity Date”).
The Borrowers paid a commitment fee in the amount of $0.3 million on the Venture Loan and Security Agreement Closing Date. The Borrowers will pay an additional commitment fee in the amount of 1.0% of the principal amount of the remaining undrawn Term Loans concurrently with the funding of those Term Loans. Upon the payment in full of the outstanding Term Loans, the Borrowers will pay Horizon a final payment in the amount of 5.0% of the aggregate original principal amount of the Term Loans made under the Venture Loan and Security Agreement.
At the Borrowers’ option, the Borrowers may prepay all of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment is made during the Interest-Only Period or Extended Interest-Only Period, as applicable; (b) 2.0% of the Term Loans being prepaid if the prepayment occurs within twelve months after the Interest-Only Period or Extended Interest-Only Period, as applicable; and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs any time thereafter.
The Borrowers’ obligations under the Venture Loan and Security Agreement are secured by substantially all of the Borrowers’ assets, including intellectual property, subject to certain customary exceptions.
In connection with the Venture Loan and Security Agreement, the Company issued to Horizon warrants to purchase up to 65,488 shares of common stock, par value $0.0001 per share, at an exercise price of $27.49 per share (the “Initial Horizon Warrants”). The Initial Horizon Warrants are exercisable for 10 years from the Venture Loan and Security Agreement Closing Date.
The Venture Loan and Security Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrowers and their subsidiaries to, among other things, dispose of assets, enter into certain licensing arrangements, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Venture Loan and Security Agreement also includes customary events of default, including, among others, payment defaults, material misrepresentations, breaches of covenants following any applicable cure period, cross defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and the occurrence of certain events that could reasonably be expected to have a “material adverse effect.” The occurrence of an event of default could result in the acceleration of the Borrowers’ obligations under the Venture Loan and Security Agreement, the termination of the Horizon’s commitments, a 4.0% increase in the applicable rate of interest and the exercise by Horizon of other rights and remedies provided for under the Venture Loan and Security Agreement.
See Note 7 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.
For additional information, see Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying notes to our condensed consolidated financial statements. Although the Company believes that its estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
While our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company believes that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of its consolidated financial statements and understanding and evaluating our reported financial results. There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 19, 2026, other than the Venture Loan and Security Agreement, described below.
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
•The fair value of the Sato licensing agreement was estimated using the “relief from royalty” method, an income approach that considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the technology. Significant assumptions include the royalty rate, forecasted cash flows of the license agreement and concluded discount rate. The Sato licensing agreement was initially amortized on a straight-line basis over an estimated useful of 13.0 years. Based on changes described in Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements the useful life was shortened to 2.25 years as of December 31, 2025.
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
See Note 3 — “Acquisition of LNHC, Inc.” in the accompanying notes to our condensed consolidated financial statements for additional detail.

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
See Note 3 — “Acquisition of LNHC, Inc.” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level at least annually, or more frequently if an event occurs indicating the potential for impairment. During a goodwill impairment review, management performs an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, management determines that it is not more likely than not that the fair value of reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. The Company did not identify indicators of impairment for goodwill during the three-month period ended March 31, 2026.
See Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 8 — “Reedy Creek Liability” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 9 — “License and Other Agreements” in the accompanying notes to our condensed consolidated financial statements for additional detail.
Senior Secured Loan Facility
The Company analyzed the terms of the Venture Loan and Security Agreement and its embedded features concluding it appropriate to account for the Initial Horizon Warrants as freestanding financial instruments with equity classification. As the Initial Horizon Warrants are equity classified, the proceeds from the Venture Loan and Security Agreement were allocated based on the relative fair values of the Term Loans and the Initial Horizon Warrants, with the amount allocated to the Initial Horizon Warrants recorded as additional paid-in-capital. The Term Loans were recorded at the proceeds received, less applicable discounts. The final payment, debt issuance costs and allocation of fair value of the Initial Horizon Warrants will be amortized to interest expense over the term of the loan.
See Note 7 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
Convertible Notes
The Company analyzed the terms of the Convertible Notes and its embedded features concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and will subsequently measure the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to Company credit risk. When estimating instrument specific credit risk, the Company will isolate the effect of using the historical instrument credit rating at the current period end, effectively holding all other inputs constant.

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
See Note 7 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements for additional detail.
Income Taxes
We are subject to income taxes in the U.S. and Australia. Significant judgment is required in determining income tax expense, deferred taxes and uncertain tax positions. The underlying assumptions are also highly susceptible to change from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized. The ultimate realization of deferred taxes assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in carryback years and tax-planning strategies when making this assessment. There is currently significant negative evidence which contributes to our recording a valuation allowance against our deferred tax assets due to cumulative losses since inception. Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our condensed consolidated financial statements. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. Adjustments to income tax expense, to the extent we adjust the valuation allowance in a future period, could have a material impact on our financial condition and results of operations.
Recently Issued and Adopted Accounting Pronouncements
We describe the impact of recently issued accounting pronouncements that apply to us in Note 2 of Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

As of March 31, 2026, our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
By Order dated October 3, 2024, the court in the New York Action awarded Chromocell a default judgment against Mr. Kopfli and Chromocell Holdings on all claims. On October 7, 2025, following an inquest held before the Court regarding Chromocell’s damages, a judgment was entered in favor of Chromocell and against Mr. Kopfli and Chromocell Holdings, jointly and severally, in the amount of $17,950,810, as well as additional damages against Mr. Kopfli in the amount of $348,461 (the “Judgment”). As of June 30, 2025, the Company has removed the accrual of $348,461 in compensation expenses. By a subsequent Order dated February 27, 2026, the Court in the New York Action ordered the assignment of Chromocell Holdings’ rights, title and interest in and to U.S. Patent No. 10,179,781 and its foreign counterparts to Chromocell in partial satisfaction of the Judgment.
Lang Demand Letter
On July 24, 2025, the Company received a demand latter (the “Lang Demand Letter”) from an attorney representing Dr. Eric Lang, the former Chief Medical Officer of the Company. The Lang Demand Letter asserted that the Company breached Dr. Lang’s employment contract with the Company and violated Dr. Lang’s rights under New Jersey wage and hour laws and the federal Consolidated Omnibus Budget Reconciliation Act. The Lang Demand Letter asserted potential liability of as much as $1,008,095, an amount that included liquidated damages of $640,000 that the Company believed was unavailable under applicable law. The Company settled the matter without payment of any liquidated damages. The final payment under the employment contract was made on March 13, 2026. The Company believes that this matter has been fully resolved.
Item 1A. Risk Factors
As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On January 12, 2026, the Company, LNHC and Channel, as co-borrowers (together with the Company, the “Borrowers”), entered into the Venture Loan and Security Agreement by and among the Borrowers and Horizon, as lender and collateral agent. The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million.

In connection with the Venture Loan and Security Agreement, the Company issued to Horizon warrants to purchase up to 65,488 shares of common stock, par value $0.0001 per share, of the Company at an exercise price of $27.49 per share. These warrants are exercisable for ten years from January 12, 2026.
The offer and sale of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the above securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
4.1
Form of Warrant issued pursuant to Venture Loan and Security Agreement dated as of January 12, 2026, by and among Pelthos Therapeutics Inc., LNHC, Inc., Channel Therapeutics Corporation and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2026)

4.2	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on February 2, 2026)
4.3	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on February 2, 2026)
10.1
Asset Purchase Agreement, dated as of December 23, 2025, by and between Pelthos Therapeutics Inc., as Purchaser, and Hatchtech Pty Ltd ACN 098 559 409, as Seller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 2, 2026)

10.2
Down Payment Agreement for Xeglyze Assets Purchase, dated as of November 20, 2025, by and between Hatchtech Pty Ltd, as Seller and Pelthos Therapeutics Inc. as Buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 2, 2026)

10.3
Venture Loan and Security Agreement, dated as of January 12, 2026, by and among Pelthos Therapeutics Inc., LNHC, Inc., Channel Therapeutics Corporation and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2026)

10.4
Employment Agreement between Pelthos Therapeutics Inc. and John M. Gay, dated April 10, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2026)

10.5*	First Amendment to Executive Employment Agreement between Pelthos Therapeutics Inc. and Scott Plesha, dated April 9, 2026
10.6*	First Amendment to Executive Employment Agreement between Pelthos Therapeutics Inc. and Sai Rangarao, dated April 6, 2026
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
+Indicates management contract or compensatory plan.
In accordance with SEC Release 33-8238, Exhibits 31s and 32s are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pelthos Therapeutics Inc.

Date: May 14, 2026	By:	/s/ Scott Plesha
Name: Scott Plesha
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ John M. Gay
Name: John M. Gay
Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer)