Form 10-Q/A
period 2026-03-31
Pelthos Therapeutics Inc.
filed 2026-08-13
CIK 1919246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Emerging growth company ☒
If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 10, 2026 is 3,828,469.

Explanatory Note
Pelthos Therapeutics, Inc. (together with its subsidiaries, the “Company”,“we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1), (the “Amendment”), to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, originally filed with the Securities and Exchange Commission, (the “SEC”) on May 14, 2026, (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to restate our condensed consolidated financial statements for the fiscal quarter ended March 31, 2026 to correct material errors as indicated below.
Background of Restatement
As previously disclosed on the Company’s Current Report on Form 8-K filed on August 13, 2016, on August 12, 2026, the audit committee of our board of directors, (the “Audit Committee”), in consultation with management, concluded that the Company’s previously issued unaudited condensed consolidated balance sheet as of March 31, 2026, and the unaudited condensed consolidated statements of operations and comprehensive loss, unaudited condensed consolidated statements of stockholders’ equity (deficit) and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2026 included in the Original Report (the “Non-Reliance Financial Statements”) should no longer be relied upon and be restated. This Amendment No. 1 is being filed on August 13, 2026 to restate the Non-Reliance Financial Statements.
The restatement resulted from a misapplication of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, related to certain Level 3 fair value measurements of the Company’s convertible debt, including valuation methodologies, specific valuation assumptions, and inputs, in the Company’s previously issued condensed consolidated financial statements for such periods.
Effects of Restatement
As a result of the factors described above, the Company has included in this Amendment a restatement of its condensed consolidated financial statements for the Non-Reliance Financial Statements. See Note 2—Restatement of Previously Issued Financial Statements” to the accompanying condensed consolidated financial statements included in this Amendment for additional information on the restatement and the related financial statement effects. The restatement of the condensed consolidated financial statements had no impact on our cash position.
Management considered the applicability of the New York Stock Exchange (“NYSE”) listing standards set forth in Section 303A.14, which implements Rule 10D-1 under the Securities Exchange Act of 1934, as amended, relating to the recovery of erroneously awarded incentive-based compensation. Based on this assessment, management determined that the circumstances giving rise to this Amendment do not constitute a triggering event under the Company's compensation recovery (“clawback”) policy, as no accounting restatement requiring recovery of incentive-based compensation occurred. Accordingly, the clawback provisions were not applicable in connection with this Form 10-Q/A, and no compensation was subject to recovery.
Internal Control Considerations
We have concluded that the errors in our accounting for the convertible debt resulted from a material weakness in our internal control over financial reporting that existed during and as of the three months ended March 31, 2026, and which continues to exist. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4: Controls and Procedures included in this Amendment.

Items Amended in this Form 10-Q/A
This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:
•Part I, Item 1: Financial Statements
•Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4: Controls and Procedures
•Part II, Item 1A: Risk Factors.
In addition, our principal executive officer and principal financial officer have provided new certifications dated as of the date of this Amendment No. 1. These certifications are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.
For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as described above, no other information included in the Original Report is being amended or updated by this Amendment. This Quarterly Report continues to describe the conditions as of the date of the Original Report, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Report, other than updating information regarding subsequent events. Accordingly, forward looking statements included in this Amendment represent management’s views as of the date of the Original Report and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Report date.

PELTHOS THERAPEUTICS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS	As Restated
Cash and cash equivalents	$31,976	$17,973
Restricted cash, current	250	50
Accounts receivable, net	11,700	8,858
Inventory, net	23,418	23,574
Prepaid expenses and other current assets	2,457	2,955
Total current assets	69,801	53,410
Property and equipment, net	9,310	9,586
Operating lease right-of-use assets, net	3,146	3,250
Intangible assets, net	38,440	39,470
Goodwill	24,681	24,681
Total assets	$145,378	$130,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,147	$2,986
Accrued expenses	12,835	15,364
Contingent consideration	1,000	2,200
Operating lease liabilities, current portion	640	635
Deferred revenue, current portion	978	966
Other liabilities	3,403	3,842
Total current liabilities	25,003	25,993
Operating lease liabilities, net of current portion	2,652	2,752
Deferred revenue, net of current portion	1,027	1,280
Convertible debt	39,119	31,441
Venture loan and security agreement, net	26,356	—
Other long-term liabilities	31,955	30,050
Total liabilities	126,112	91,516
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.0001 par value, 150,000 shares authorized, 55,218 shares issued and outstanding as of March 31, 2026 and 150,000 shares authorized, 56,418 shares issued and outstanding as of December 31, 2025, respectively	—	—
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 2,600 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,369,911 and 3,234,423 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	106,945	103,675
Accumulated other comprehensive income	2,188	—
Accumulated deficit	(89,867)	(64,794)
Total stockholders' equity	19,266	38,881

Total liabilities and stockholders' equity	$145,378	$130,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
	(As Restated)
Revenue
Net product revenues	$10,665	$—
License and collaboration revenues	241	—
Total revenue	10,906	—
Operating expenses
Cost of goods sold	1,673	—
Selling, general and administrative	21,104	1,640
Research and development	186	194
Amortization of intangible assets	1,031	—
Total operating expenses	23,994	1,834
Operating loss	(13,088)	(1,834)
Other (expense) income
Interest expense	(2,353)	(134)
Change in fair value of convertible debt	(9,632)	—
Total other expense	(11,985)	(134)
Net loss before provision for income taxes	(25,073)	(1,968)
Provision for income taxes	—	—
Net loss	$(25,073)	$(1,968)

Other comprehensive income:
Change in fair value of convertible debt due to instrument credit risk	2,188	—
Comprehensive loss	$(22,885)	$(1,968)

Net loss per common share - basic and diluted	$(7.57)	$(3.21)
Weighted average number of common shares outstanding - basic and diluted	3,311,742	612,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (As Restated)	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (As Restated)
Balance, December 31, 2025	56,418	$—	2,600	$—	3,234,423	$—	$103,675	$—	$(64,794)	$38,881
Stock-based compensation	—	—	—	—	—	—	1,240	—	—	1,240
Restricted stock unit expense	—	—	—	—	15,488	—	668	—	—	668
Warrants issued for venture loan and security agreement	—	—	—	—	—	—	1,362	—	—	1,362
Conversion of Preferred A Shares	(1,200)	—	—	—	120,000	—	—	—	—	—
Change in fair value of convertible debt due to instrument credit risk (as restated)	—	—	—	—	—	—	—	2,188	—	2,188
Net loss (as restated)	—	—	—	—	—	—	—	—	(25,073)	(25,073)
Balance, March 31, 2026	55,218	$—	2,600	$—	3,369,911	$—	$106,945	$2,188	$(89,867)	$19,266

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2024	—	$—	2,600	$—	610,389	$—	$18,761	$—	$(21,475)	$(2,714)
Stock-based compensation	—	—	—	—	—	—	404	—	—	404
Restricted stock unit expense	—	—	—	—	4,635	—	52	—	—	52
Shares issued for services	—	—	—	—	1,692	—	30	—	—	30
Shares issued for cash	—	—	—	—	1,650	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,968)	(1,968)
Balance, March 31, 2025	—	$—	2,600	$—	618,366	$—	$19,247	$—	$(23,443)	$(4,196)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
	(As Restated)
Cash flow from operating activities:
Net loss	$(25,073)	$(1,968)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of interest for royalty obligations	1,077	—
Change in fair value of convertible notes	9,632	—
Depreciation of property and equipment	469	—
Amortization of intangible assets	1,031	—
Amortization of debt discount	195	94
Lease amortization expense	70	—
Stock-based compensation	1,908	486
Changes in operating assets and liabilities:
Accounts receivable	(2,842)	—
Inventory	156	—
Prepaid expenses	498	49
Operating lease right-of-use assets	104	—
Accounts payable	3,161	707
Accrued expenses	(1,908)	—
Contingent consideration	(1,200)	—
Operating lease liabilities	(163)	—
Deferred revenue	(241)	—
Net cash used in operating activities	(13,126)	(632)
Cash flow from investing activities:
Purchases of property and equipment	(194)	—
Net cash used in investing activities	(194)	—
Cash flow from financing activities:
Proceeds from venture loan and security agreement, net	29,337	—
Proceeds from loan payable, net of debt discount	—	250
Payment of venture loan and security agreement issuance costs	(1,814)	—
Net cash provided by financing activities	27,523	250
Net increase in cash and cash equivalents	14,203	(382)
Cash, cash equivalents and restricted cash as of beginning of period	18,023	513
Cash, cash equivalents and restricted cash as of end of period	$32,226	$131
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
Company Background
The Company was effectively formed on July 1, 2025 with a merger transaction between Channel Therapeutics Corporation (“Channel”) and LNHC, Inc. (“LNHC”). See below within this Note 1 as well as Note 4 — “Acquisition of LNHC, Inc.” for further information regarding the merger transaction between Channel and LNHC.

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
The Merger was accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Company and LNHC each meet the definition of a business as defined by ASC 805 by virtue of having inputs, processes and outputs. In addition, LNHC met the definition of a VIE given the entity does not have sufficient equity to finance its activities without additional financial support, as assessed immediately prior to the Merger. Finally, the Company owns 100% of the shares of LNHC following the close of the Merger and is therefore the primary beneficiary of the LNHC business. As a result, the Company is deemed to be the accounting acquirer in the Merger, and the Merger is accounted for as a business combination in which the Company acquired the LNHC business. The LNHC assets acquired, and liabilities assumed in connection with the Merger are recorded at their acquisition date fair values. See Note 4 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition.
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
On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters (each, a “Side Letter”) with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the reverse stock split discussed in Note 12 — “Stockholders’ Equity”), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation. Approximately 57,568 shares of the Company’s Series A Preferred Stock were issued and outstanding immediately following the Effective Time. Immediately following the Merger and the PIPE Financing, the Company’s security holders as of immediately prior to the Merger owned approximately 7.4% of the outstanding shares of the Company and LNHC security holders owned approximately 56.1% of the outstanding shares of the Company, in each case on a fully diluted basis, calculated using the treasury stock method.
Net Proceeds from PIPE Financing
Certain PIPE Investors were a party to the ZELSUVMI Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “July 1, 2025 Royalty Agreements”) as described in Note 10 — “License and Other Agreements”. Further, certain PIPE Investors were not a party to the July 1, 2025 Royalty Agreements. As the PIPE Financing and July 1, 2025 Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company will account for future royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.
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
NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During August 2026, the Company identified errors in its previously issued financial statements for the quarter ended March 31, 2026, specifically related to a misapplication of ASC 820, Fair Value Measurements, related to certain Level 3 fair value measurements of the Company’s convertible debt, including valuation methodologies, specific valuation assumptions, and inputs, in the Company’s previously issued condensed consolidated financial statements for the first quarter of 2026. Specifically, the valuation inputs related to provisions in a subordination agreement related to the convertible debt entered into in January 2026, including extended payoff terms and a conversion rate reset feature, were not properly reflected in the valuation.
As a result of the corrected application of the fair value measurement guidance, the Company corrected its calculation of the fair value of its convertible notes. Due to these changes in the Company’s accounting for the fair value of its convertible notes, the Company corrected its financial statements as of and for the three months ended March 31, 2026. As a result, the following items have been restated: (i) convertible debt which is included in total liabilities as of March 31, 2026, (ii) accumulated other comprehensive income as of March 31, 2026, (iii) accumulated deficit as of March 31, 2026, and (iv) change in fair value of convertible debt, (v) total other (expense) income, (vi) net loss and net loss per share and (vii) change in fair value of convertible debt due to instrument credit risk for the three months ended March 31, 2026.
The impact of the restatement on the condensed consolidated financial statements for March 31, 2026 is presented below. The accompanying notes to the unaudited consolidated interim financial statements have been restated as applicable. The restatement had no impact on net cash flows from operating, investing or financing activities.
Condensed Consolidated Balance Sheets

	March 31, 2026
	As Previously Reported	Adjustments	As Restated
Convertible debt	$23,283	$15,836	$39,119
Total liabilities	110,276	15,836	126,112
Accumulated other comprehensive income	3,189	(1,001)	2,188
Accumulated deficit	(75,032)	(14,835)	(89,867)
Total stockholders' equity	35,102	(15,836)	19,266

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustments	As Restated
Change in fair value of convertible debt	$5,203	$(14,835)	$(9,632)
Total other (expense) income	2,850	(14,835)	(11,985)
Net loss before provision for income taxes	(10,238)	(14,835)	(25,073)
Net loss	(10,238)	(14,835)	(25,073)
Net loss per common share - basic and diluted	$(3.09)	(4.48)	$(7.57)

Other comprehensive income:
Change in fair value of convertible debt due to instrument credit risk	$3,189	(1,001)	$2,188
Comprehensive loss	(7,049)	(15,836)	(22,885)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustments	As Restated
Change in fair value of convertible debt due to instrument credit risk	$3,189	$(1,001)	$2,188
Net loss	(10,238)	(14,835)	(25,073)
Accumulated other comprehensive income at March 31, 2026	3,189	(1,001)	2,188
Accumulated deficit at March 31, 2026	(75,032)	(14,835)	(89,867)
Total stockholders' equity at March 31, 2026	35,102	(15,836)	19,266
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustments	As Restated
Net loss	$(10,238)	$(14,835)	$(25,073)
Change in fair value of convertible notes	(5,203)	14,835	9,632

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)
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
As described in “Note 2—Restatement of Previously Issued Financial Statements”, the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2026 are restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Amendment”) to correct a misapplication of ASC 820, Fair Value Measurements, related to the certain Level 3 fair value measurements of the Company’s convertible debt, including valuation methodologies, specific significant valuation assumptions, and inputs, in the Company’s previously issued condensed consolidated financial statements for such periods. The restated condensed consolidated financial statements are indicated as “As Restated” in the condensed consolidated financial statements and accompanying notes, as applicable.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Pelthos Therapeutics Inc. and its wholly owned subsidiaries, LNHC, Chromocell Therapeutics Australia Pty. Ltd, and Channel Pharmaceutical Corporation (“CPC”). All significant intercompany balances and transactions have been eliminated.
See Note 4 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition.
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
The Company has evaluated principal conditions and events, in the aggregate, and concluded that there was not substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•During the three months ended March 31, 2026, the Company had a net loss of approximately $25,073.
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

•As discussed in Note 8 — “Notes Payable,” on January 12, 2026 the Company borrowed $30,000 of a $50,000 lending facility. The remaining $20,000 of the facility may be borrowed upon the achievement by the Company of certain milestones set forth in the Venture Loan and Security Agreement.
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
Business Acquisitions
The Company accounts for business acquisitions using the acquisition method of accounting in accordance with ASC 805. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements (“ASC 820”), as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price. Under ASC 805, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires the Company to make estimates and assumptions related to the estimated fair values of net assets acquired, which require significant management judgment. See Note 4 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition.
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
Restricted Cash
Restricted cash as of March 31, 2026 relates to a deposit account securing the Company’s corporate credit card program and a deposit account set up for the benefit of Nomis RoyaltyVest LLC associated with the ZELSUVMI Royalty Agreement, as described in Note 10 — “License and Other Agreements”.

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
Prior to obtaining initial regulatory approval for ZELSUVMI in January 2024, inventory costs related to the production of pre-launch inventory were expensed as research and development costs. Subsequent to January 5, 2024, the date of the FDA’s approval of ZELSUVMI, inventory costs were capitalized by LNHC. As part of the Merger, certain inventoried items were revalued subject to ASC 805. See Note 4 — “Acquisition of LNHC, Inc.” for additional detail.
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
See Note 8 — “Notes Payable”, Note 9 — “Reedy Creek Liability” and Note 10 — “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying condensed consolidated financial statements.
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
See Note 7 — “Sato Agreement” for further information regarding license and collaboration revenues.
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
As part of the Merger, certain inventoried items were revalued subject to ASC 805. See Note 4 — “Acquisition of LNHC, Inc.” for additional detail.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer, the chief operating decision-maker (“CODM”). For accounting purposes, the CODM is making decisions regarding resource allocation and assessing performance based on consolidated net loss as if presented in the Company’s condensed consolidated financial statements. The Company views its operations and manages its business in two operating segments, the Commercial Operations segment, and the Research and Development Operations segment. See Note 15 — “Segment Information” for additional detail.
Related Party Transactions
The Company has historically separately presented certain related party transactions and balances in its condensed consolidated financial statements. See Note 8 — “Notes Payable” and Note 10 — “License and Other Agreements” for additional detail regarding related party transactions.
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
NOTE 4 - ACQUISITION OF LNHC, INC.
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

The fair value of the Sato Pharmaceutical Co., Ltd. (“Sato”) licensing agreement was estimated using the “relief from royalty” method, an income approach that considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the technology. Significant assumptions include the royalty rate, forecasted cash flows of the license agreement and concluded discount rate. The $1,000 fair value of this agreement is within intangible assets in the table above. The Sato licensing agreement was to be initially amortized on a straight-line basis over an estimated useful life of 13.0 years. See Note 6 — “Goodwill and Intangible Assets” and Note 7 — “Sato Agreement” for additional detail regarding subsequent changes regarding the fair value of the Sato licensing agreement, unrelated to the July 1, 2025 acquisition and the Company’s rights and obligation at that date.
The fair value of the inventory was estimated using the top/down method that considers the estimated selling price, costs to complete, disposal costs, profit margin on disposal effort, and holding costs. Significant assumptions include management’s estimates for the selling price and the costs to be incurred related to the disposal effort of the inventory.
The fair value of the Reedy Creek liability was estimated using the income approach that considers the royalties based on sales of ZELSUVMI. The $19,600 fair value of this agreement is within other long-term liabilities in the table above. Significant assumptions include the management’s revenue forecast, royalty rate, and concluded discount rate. See Note 9— “Reedy Creek Liability” for additional detail regarding the fair value of the Reedy Creek liability.
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
The pro forma financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs:

	Three Months Ended March 31,
	2026	2025
Total revenue	$10,906	$294
Net loss	(25,073)	(9,479)
NOTE 5 - BALANCE SHEET ACCOUNT DETAILS
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid Prescription Drug User Fee Act (PDUFA) fees	$332	$442
Prepaid insurance	530	766
Deposits for meetings and conferences	164	80
Commercial data platforms	117	364
Patient assistance platforms	38	75
Financial reporting platforms	20	98
Deferred offering costs	711	711
Other	545	419
Total prepaid expenses and other current assets	$2,457	$2,955

Inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$678	$436
Work-in-process	14,040	16,556
Finished goods	8,700	6,582
Total inventory	$23,418	$23,574
Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Manufacturing and laboratory equipment	$1,821	$1,778
Software	1,083	1,083
Furniture and fixtures	70	70
Computer equipment	111	111
Leasehold improvements	5,987	5,967
Construction-in-progress	1,639	1,509
Property and equipment, cost	10,711	10,518
Less: Accumulated depreciation and amortization	(1,401)	(932)
Total property and equipment, net	$9,310	$9,586
The Company’s depreciation expense was $469 for the three months ended March 31, 2026.
Goodwill and other identifiable intangible assets consisted of the following:

	March 31, 2026	December 31, 2025
Indefinite-lived intangible assets
Goodwill	$24,681	$24,681
Definite-lived intangible assets
Developed technology	32,200	32,200
Amended Sato license	715	715
Xepi	6,080	6,080
Xeglyze	1,817	1,817
Website development	214	214
Less: accumulated amortization	(2,586)	(1,556)
Total definite-lived intangible assets	38,440	39,470
Total goodwill and other identifiable intangible assets, net	$63,121	$64,151

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Compensation	$1,934	$3,475
Drug product manufacturing subcontractor	344	292
Commercial, marketing and sales	86	818
Insurance	—	265
Accrued interest	—	234
Commercialization milestone and royalties payable	8,173	7,819
Accrued gross-to-net adjustments	1,750	1,778
Other	548	683
Total accrued expenses	$12,835	$15,364
Other liabilities and other long-term liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Reedy Creek Purchase Agreement	$1,731	$1,963
ZELSUVMI Royalty Agreement	1,400	1,540
Xepi Royalty Agreement	156	226
Sato Payments	116	113
Total other liabilities	$3,403	$3,842

Reedy Creek Purchase Agreement	$19,707	$18,908
ZELSUVMI Royalty Agreement	8,801	8,233
Xepi Royalty Agreement	2,055	1,928
Sato Payments	1,005	981
Accrued interest	387	—
Total other long-term liabilities	$31,955	$30,050
See Note 9 — “Reedy Creek Liability” and Note 10 — “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying condensed consolidated financial statements.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill

The Company’s goodwill balance as of March 31, 2026 was $24,681. The entire goodwill balance relates to the LNHC, Inc. acquisition during the year ended December 31, 2025.
None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been allocated to the Commercial Operations reporting unit and operating segment. See Note 4 — “Acquisition of LNHC, Inc.” for detail.
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
The following table presents both definite and indefinite lived intangible assets as of March 31, 2026, comprised primarily of acquired product rights related to the LNHC, Inc. acquisition, as discussed in Note 4 — “Acquisition of LNHC, Inc.” and the asset acquisitions of XEPI and XEGLYZE in the fourth quarter of 2025, described above:

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
For the year ended December 31, 2025, the Company recorded an impairment of its Sato license intangible asset, that was recorded as part of the LNHC, Inc. acquisition on July 1, 2025, in an amount of $285. This impairment was solely related to the change of the expected future cash flows due to the Company based on changes in its rights given as part of the Convertible Securities Purchase Agreement, described in Note 8 — “Notes Payable”.
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

NOTE 7 – SATO AGREEMENT
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
July 1, 2025 Merger
Prior to the Merger on July 1, 2025, on March 24, 2025, LNHC assigned the Amended Sato Agreement to Ligand, however, LNHC assumed certain contractual liabilities and obligations under the Sato Agreement and certain ancillary and supportive agreements related to the Amended Sato Agreement. In consideration of LNHC addressing these contractual obligations, Ligand was obligated to pass through all future payments received from Sato to LNHC, however, this obligation was amended as described in Note 8 — “Notes Payable” on November 6, 2025.
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

NOTE 8 – NOTES PAYABLE (AS RESTATED)
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
As partial consideration for the Convertible Notes, the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of XEPI (ozenoxacin) cream, for topical use, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of ZELSUVMI (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of ZELSUVMI in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors. See Note 10 — “License and Other Agreements” for detail.

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

Convertible Notes Subordination Agreement
In January 2026, the Convertible Investors entered into a subordination agreement with Horizon (“Convertible Notes Subordination Agreement”) in connection with the Venture Loan and Security Agreement. Pursuant to the Convertible Notes Subordination Agreement, all payment obligations under the Convertible Notes, including principal and accrued interest, are subordinated to the Company’s obligations under the Term Loans. Until the 90-days after the Term Loans have been repaid in full, the Company is prohibited from making payments on the Convertible Notes, except for certain limited payments related to legal expenses. Prior to the execution of the Convertible Notes Subordination Agreement, the terms of the Convertible Notes permitted the Company to satisfy accrued interest either through cash payments or by capitalizing such interest as payment-in-kind (“PIK”), at the Company's election. As the Convertible Notes Subordination Agreement prohibits cash payments of interest while the Term Loans remain outstanding, accrued interest on the Convertible Notes is treated as PIK and added to the outstanding principal balance of the Convertible Notes at each interest due date. The Company expects to continue to PIK interest in this manner until cash payments are permitted under the terms of the Convertible Notes Subordination Agreement.

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

The following table summarizes the change in fair value, as determined by Level 3 inputs for the Convertible Notes for the three months ended March 31, 2026:

Fair value of convertible note at December 31, 2025	$31,441
Payment-in-kind on convertible debt	234
Change in fair value recognized in other comprehensive income	(2,188)
Change in fair value recognized in net loss	9,632
Fair value of convertible note at March 31, 2026	$39,119
For the three months ended March 31, 2026, the change in fair value of the Convertible Notes was due to (i) changes in the Company’s common stock price; (ii) a change in fair value related to the Convertible Notes credit risk component, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet; and (iii) a change to the principal balance related to the payment-in-kind for the quarterly interest payments due January 1, 2026. The credit risk component adjustment was driven by the subordination of the Convertible Notes resulting from the Company's entry into the Venture Loan and Security Agreement. The principal balance on the Convertible Notes as of March 31, 2026 was $18,234.
The following tables present the significant inputs and valuation methodologies used for the Company’s fair value of the Convertible Notes as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Valuation model utilized	Monte-Carlo	Scenario-Based
Valuation methodology - Principal	Discounted Cash Flows	Discounted Cash Flows
Expected term (in years)	4.30	1.85
PIK period (years)	4.30	0.85
Discount rate	16.45%	5.94%
Valuation methodology - Convertible feature	Black-Scholes	Black-Scholes
Conversion price	$29.73	$29.73
Expected volatility	116.00%	152.00%
Risk-free interest rate	3.81%	3.41%
Expected term (in years)	4.30	1.85
Expected dividend yield	—%	—%
As described above, on January 12, 2026 the Company entered into the Venture Loan and Security Agreement with Horizon, which met the definition of permitted senior indebtedness per the Convertible Notes. The Venture Loan and Security Agreement secured substantially all of the borrowers' assets. In addition, the Convertible Notes Subordination Agreement, also described above, subordinated all payment obligations under the Convertible Notes, including principal and accrued interest, until 90-days after the Venture Loan and Security Agreement has been repaid in full.
The Company calculated the December 31, 2025 discount rate used in the valuation of the Convertible Notes based upon a B- yield curve to approximate the Company’s estimate of a market participant’s assessment of the credit risk associated with both the Company and the instrument.
The Company calculated the March 31, 2026 discount rate used in the valuation of the Convertible Notes based on the following:

Subordination premium	3.12%
Company specific risk premium	6.24%
Bloomberg B- yield curve	7.09%
16.45%

The following table presents the maturity of the Convertible Notes, including expected payment-in-kind, as of March 31, 2026:

Convertible Notes
2026 (April 1 - December 31)	$—
2027	—
2028	—
2029	—
2030	—
2031 and thereafter	39,119
Total	$39,119
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
NOTE 9 – REEDY CREEK LIABILITY
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
The effective interest rate is calculated by forecasting the expected cash flows to be paid over the life of the liability relative to its fair value as of the LNHC Acquisition date. The effective interest rate is recalculated in each reporting period as the difference between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. The carrying value of the Reedy Creek liability is made up of the opening balance, which is increased by accrued interest expense, and decreased by any accrued payments to be made to Reedy Creek to arrive at the ending balance. See Note 10 — “License and Other Agreements” for additional detail regarding this obligation.
NOTE 10 – LICENSE AND OTHER AGREEMENTS
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
On November 6, 2025, the Company entered into the Convertible Securities Purchase Agreement, such transaction, the Convertible Note Financing. See Note 8 — “Notes Payable” for additional detail regarding these Convertible Notes.
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
NOTE 11 - LEASES
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
NOTE 12 – STOCKHOLDERS’ EQUITY
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
In connection with the Venture Loan and Security Agreement, the Company issued to Horizon warrants to purchase up to 65,488 shares of common stock, par value $0.0001 per share, at an exercise price of $27.49 per share. The Initial Horizon Warrants are exercisable for ten years from the Venture Loan and Security Agreement Closing Date. See Note 8 — “Notes Payable” for additional detail regarding the Initial Horizon Warrants.
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

NOTE 13 - COMMITMENTS AND CONTINGENCIES
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
NOTE 14 - INCOME TAXES
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
NOTE 15 - SEGMENT INFORMATION (AS RESTATED)
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

Segment revenue, net and comprehensive loss and total assets were as follows:

	Three Months Ended March 31,
	2026	2025
Revenue
Commercial operations	$10,665	$—
Research and Development operations	241	—
Total revenue	$10,906	$—

Net loss
Commercial operations	$(25,128)	$—
Research and Development operations	55	(1,968)
Net loss	$(25,073)	$(1,968)

	As of March 31, 2026	As of December 31, 2025
Assets
Commercial operations	$144,277	$129,292
Research and Development operations	1,101	1,105
Total assets	$145,378	$130,397
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
NOTE 16 – SUBSEQUENT EVENTS (AS RESTATED)
CFO Transition
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
Ligand Royalty Agreement
During the second quarter of 2026, the Company achieved the second commercial sales milestone of $5,000, upon achieving greater than $35,000 in aggregate net sales during four consecutive calendar quarters.

Senior Secured Loan Facility
Based on the Company exceeding the trailing twelve-month net product revenue thresholds as of June 30, 2026, the Company understands it has achieved access to an additional $10,000 under the Venture Loan and Security Agreement, subject to the lender’s discretion.
Performance Stock Units
On July 1, 2026, the Company granted 179,050 performance stock units to Company employees.

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
Restatement of Previously Issued Condensed Consolidated Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our condensed consolidated financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying condensed consolidated financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 4: Controls and Procedures, both contained herein.
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
Net Proceeds from PIPE Financing
Certain PIPE Investors were a party to the ZELSUVMI Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “Royalty Agreements”) as described in Note 10 — “License and Other Agreements” in the notes to our condensed consolidated financial statements. Further, certain PIPE Investors were not a party to the Royalty Agreements. As the PIPE Financing and Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company will account for future royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.
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

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
	(As Restated)
Revenue
Net product revenues	$10,665	$—	$10,665
License and collaboration revenues	241	—	241
Total revenue	10,906	—	10,906
Operating expenses
Cost of goods sold	1,673	—	1,673
Selling, general and administrative	21,104	1,640	19,464
Research and development	186	194	(8)
Amortization of intangible assets	1,031	—	1,031
Total operating expenses	23,994	1,834	22,160
Operating loss	(13,088)	(1,834)	(11,254)
Other (expense) income
Interest expense	(2,353)	(134)	(2,219)
Change in fair value of convertible debt	(9,632)	—	(9,632)
Total other expense	(11,985)	(134)	(11,851)
Net loss before provision for income taxes	(25,073)	(1,968)	(23,105)
Provision for income taxes	—	—	—
Net loss	$(25,073)	$(1,968)	$(23,105)
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
For information about the Sato Agreement, see Note 7 — “Sato Agreement” in the accompanying notes to our condensed consolidated financial statements.

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
As part of the Merger, certain inventoried items were revalued subject to ASC 805, Business Combinations (“ASC 805”), as of July 1, 2025. For more information, see Note 4 — “Acquisition of LNHC, Inc.” in the accompanying notes to our condensed consolidated financial statements.
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
These assets are being amortized on a straight-line basis over the lesser of the term of the agreement and the useful life of the license or asset. For the three months ended March 31, 2026, amortization of intangible assets was $1.0 million. For more information, see Note 6 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements.
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
For more information, see Note 9 — “Reedy Creek Liability” and Note 10 — “License and Other Agreements” in the accompanying notes to our condensed consolidated financial statements.
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
For the three months ended March 31, 2026, the change in fair value of the Convertible Notes was $9.6 million, due primarily to (i) changes in the Company’s common stock price; (ii) a change in fair value related to the Convertible Notes; and (iii) a change to the principal balance related to the payment-in-kind for the quarterly interest payments due January 1, 2026.
See Note 8 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
Liquidity and Capital Resources
During the three months ended March 31, 2026, the Company had a net loss of approximately $25.1 million. As of March 31, 2026, the Company had cash of approximately $32.0 million and working capital of $44.8 million. For the three months ended March 31, 2026, the Company recorded net revenue in the amount of $10.7 million, which represented nine months of commercial activity for its lead commercial product, ZELSUVMI. For the three months ended March 31, 2026, the Company recorded total operating expenses of $24.0 million.
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
As further discussed in Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying notes to our condensed consolidated financial statements, in prior periods, management disclosed substantial doubt about the Company’s ability to continue as a going concern. The conditions and events that previously raised substantial doubt have been alleviated by management’s plans and actions. Based on current projections, including forecasted cash flows related to net product sales of ZELSUVMI, proceeds from the convertible note agreement in November 2025, proceeds from the initial draw of the January 2026 Venture Loan and Security Agreement, and the potential additional availability under the January 2026 Venture Loan and Security Agreement, management believes it has sufficient capital, or access to capital, to fund its operations through at least the next twelve months following the issuance of the accompanying condensed consolidated financial statements and management has concluded there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40, Presentation of Financial Statements - Going Concern. While risks remain, management believes available liquidity and cash generation from operations are sufficient for near-term needs.

Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash (used in) provided by:
Operating activities	$(13,126)	$(632)
Investing activities	(194)	—
Financing activities	27,523	250
Net increase in cash, cash equivalents and restricted cash	$14,203	$(382)
Net Cash Used in Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $13.1 million and consisted primarily of a net loss of $25.1 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $1.9 million, (ii) amortization of definite lived intangible assets of $1.0 million, (iii) $0.5 million of depreciation expense, (iv) $1.1 million of accretion of interest expense for royalty obligations, (v) $0.1 million of lease amortization, (vi) amortization of debt discount of $0.2 million, (vii) change in fair value of Convertible Notes of $9.6 million, and (viii) a $2.4 million decrease in cash related to changes in operating assets and liabilities.
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
See Note 8 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
For additional information, see Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying notes to our condensed consolidated financial statements. Although the Company believes that its estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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
•The fair value of the Sato licensing agreement was estimated using the “relief from royalty” method, an income approach that considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the technology. Significant assumptions include the royalty rate, forecasted cash flows of the license agreement and concluded discount rate. The Sato licensing agreement was initially amortized on a straight-line basis over an estimated useful of 13.0 years. Based on changes described in Note 6 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements the useful life was shortened to 2.25 years as of December 31, 2025.
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
See Note 4 — “Acquisition of LNHC, Inc.” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 4 — “Acquisition of LNHC, Inc.” in the accompanying notes to our condensed consolidated financial statements for additional detail.

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
See Note 6 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 9 — “Reedy Creek Liability” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 10 — “License and Other Agreements” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 8 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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

See Note 8 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
See Note 6 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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

See Note 6 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements for additional detail.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the impact of recently issued accounting pronouncements that apply to us in Note 3 of Item 1 of this Quarterly Report on Form 10-Q.
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
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
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
Based upon such evaluation, our principal executive and financial officers concluded in the Original Filing that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement of our condensed consolidated financial statements included in this Quarterly Report, our management has re-evaluated, under the supervision and with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures. Based upon that re-evaluation, our principal executive and financial officers concluded that because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2026.
Material Weakness
Management conducted an evaluation of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of March 31, 2026 because of a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025. The restatement resulted from a misapplication of ASC 820, Fair Value Measurements, related to certain Level 3 fair value measurement of the Company’s convertible debt, including valuation methodologies, specific valuation assumptions, and inputs, in the Company’s previously issued condensed consolidated financial statements for such periods. Specifically, our controls did not operate effectively to identify and evaluate the valuation impact of certain provisions in the Convertible Notes Subordination Agreement entered into in January 2026, including the effect of the subordination on the extended payoff terms and the conversion rate reset feature.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements specifically related to fair valuation techniques in accordance with ASC 820, Fair Value Measurements. Our plans at this time include, but are not limited to, (i) discontinuing our current relationship with the external third party valuation firm that was previously used to assist management in the fair value calculation process for the convertible debt; (ii) engaging a more specialized and experienced external third party valuation firm to assist management in determining the fair value of convertible debt and other complex financial instruments; and (iii) increasing the number of finance and accounting personnel within the Company’s accounting department with the expertise to review and identify complex matters and discrepancies in utilized valuation assumptions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Control over Financial Reporting
Except as disclosed above, there have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report, except as follows:
We have restated our condensed consolidated financial statements for the interim period ended March 31, 2026, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
As discussed in the explanatory note and “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying condensed consolidated financial statements included in this quarterly report, on August 12, 2026, we concluded that, because of a misapplication of ASC 820, Fair Value Measurements, related to certain Level 3 fair value measurements of the Company’s convertible debt we entered into on November 6, 2025, our previously issued condensed consolidated financial statements for the interim period ended March 31, 2026 should no longer be relied upon. As such, we determined that we would restate our condensed consolidated financial statements for this interim period. As a result of this event, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, regulatory or other actions in connection with the restatement or other matters. If any such actions occur, they will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles, or U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026. This material weakness resulted in a material misstatement of our convertible debt, change in fair value of convertible debt, other comprehensive income, accumulated deficit and related financial disclosures for the interim period ended March 31, 2026.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our understanding of the nuances of the complex accounting standards that apply to our condensed consolidated financial statements specifically related to fair valuation techniques in accordance with ASC 820, Fair Value Measurements. Our plans at this time include, but are not limited to, (i) discontinuing our current relationship with the external third party valuation firm that was previously used to assist management in the fair value calculation process for the convertible debt; (ii) engaging a more specialized and experienced external third party valuation firm to assist management in determining the fair value of convertible debt and other complex financial instruments; and (iii) increasing the number of finance and accounting personnel within the Company’s accounting department with the expertise to review and identify complex matters and discrepancies in utilized valuation assumptions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying condensed consolidated financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
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

10.5(1)	First Amendment to Executive Employment Agreement between Pelthos Therapeutics Inc. and Scott Plesha, dated April 9, 2026
10.6(1)	First Amendment to Executive Employment Agreement between Pelthos Therapeutics Inc. and Sai Rangarao, dated April 6, 2026
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
1Previously filed with the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, originally filed with the Securities and Exchange Commission on May 14, 2026.
*Filed herewith.
**Furnished herewith.
+Indicates management contract or compensatory plan.
In accordance with SEC Release 33-8238, Exhibits 31s and 32s are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pelthos Therapeutics Inc.

Date: August 13, 2026	By:	/s/ Scott Plesha
Name: Scott Plesha
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ John M. Gay
Name: John M. Gay
Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer)