Form 10-Q
period 2026-06-30
Pelthos Therapeutics Inc.
filed 2026-08-13
CIK 1919246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

PELTHOS THERAPEUTICS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$24,192	$17,973
Restricted cash	368	50
Accounts receivable, net	14,482	8,858
Inventory	21,472	23,574
Prepaid expenses and other current assets	2,842	2,955
Total current assets	63,356	53,410
Property and equipment, net	8,881	9,586
Operating lease right-of-use assets, net	3,041	3,250
Intangible assets, net	37,397	39,470
Goodwill	24,681	24,681
Total assets	$137,356	$130,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,853	$2,986
Accrued expenses	20,745	15,364
Contingent consideration	1,000	2,200
Operating lease liabilities, current portion	645	635
Deferred revenue, current portion	729	966
Other liabilities	1,527	1,963
Other liabilities - related party	1,460	1,879
Total current liabilities	31,959	25,993
Operating lease liabilities, net of current portion	2,550	2,752
Deferred revenue, net of current portion	1,093	1,280
Convertible notes payable - related party	43,321	31,441
Venture loan and security agreement, net	26,593	—
Other long-term liabilities	20,406	18,908
Other long-term liabilities - related party	12,935	11,142
Total liabilities	138,857	91,516
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.0001 par value, 150,000 shares authorized, 52,128 and 56,418 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 2,600 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,718,624 and 3,234,423 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	109,705	103,675
Accumulated other comprehensive income	2,078	—
Accumulated deficit	(113,284)	(64,794)
Total stockholders' (deficit) equity	(1,501)	38,881

Total liabilities and stockholders' equity	$137,356	$130,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Net product revenues	$15,420	$—	$26,085	$—
License and collaboration revenues	183	—	424	—
Total revenue	15,603	—	26,509	—
Operating expenses
Cost of goods sold	3,610	—	5,283	—
Selling, general and administrative	27,673	2,716	48,777	4,356
Research and development	600	515	786	709
Amortization of intangible assets	1,043	—	2,074	—
Total operating expenses	32,926	3,231	56,920	5,065
Operating loss	(17,323)	(3,231)	(30,411)	(5,065)
Other (expense) income
Interest expense	(2,389)	(218)	(4,742)	(352)
Change in fair value of convertible debt	(3,705)	—	(13,337)	—
Total other expense	(6,094)	(218)	(18,079)	(352)
Net loss before provision for income taxes	(23,417)	(3,449)	(48,490)	(5,417)
Provision for income taxes	—	—	—	—
Net loss	$(23,417)	$(3,449)	$(48,490)	$(5,417)

Other comprehensive (loss) income:
Change in fair value of convertible debt due to instrument credit risk	(110)	—	2,078	—
Comprehensive loss	$(23,527)	$(3,449)	$(46,412)	$(5,417)

Net loss per common share - basic and diluted	$(6.62)	$(5.29)	$(14.15)	$(8.56)
Weighted average number of common shares outstanding - basic and diluted	3,539,464	651,921	3,426,232	632,513
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Common Shares Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2025	56,418	$—	2,600	$—	3,234,423	$—	$103,675	$—	$(64,794)	$38,881
Stock-based compensation	—	—	—	—	—	—	1,908	—	—	1,908
Shares issued upon vesting of restricted stock units	—	—	—	—	15,488	—	—	—	—	—
Warrants issued for venture loan and security agreement	—	—	—	—	—	—	1,362	—	—	1,362
Conversion of Preferred A Shares	(1,200)	—	—	—	120,000	—	—	—	—	—
Change in fair value of convertible debt due to instrument credit risk	—	—	—	—	—	—	—	2,188	—	2,188
Net loss	—	—	—	—	—	—	—	—	(25,073)	(25,073)
Balance, March 31, 2026	55,218	$—	2,600	$—	3,369,911	$—	$106,945	$2,188	$(89,867)	$19,266
Stock-based compensation	—	—	—	—	—	—	$2,760	$—	$—	$2,760
Shares issued upon vesting of restricted stock units	—	—	—	—	35,007	—	—	—	—	—
Exercise of stock options	—	—	—	—	4,706	—	—	—	—	—
Conversion of Preferred A Shares	(3,090)	—	—	—	309,000	—	—	—	—	—
Change in fair value of convertible debt due to instrument credit risk	—	—	—	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	—	—	—	(23,417)	(23,417)
Balance, June 30, 2026	52,128	$—	2,600	$—	3,718,624	$—	$109,705	$2,078	$(113,284)	$(1,501)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (CONTINUED)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Common Shares Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2024	—	$—	2,600	$—	610,389	$—	$18,761	$—	$(21,475)	$(2,714)
Stock-based compensation	—	—	—	—	—	—	456	—	—	456
Shares issued upon vesting of restricted stock units	—	—	—	—	4,635	—	—	—	—	—
Shares issued for services	—	—	—	—	1,692	—	30	—	—	30
Shares issued for cash	—	—	—	—	1,650	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,968)	(1,968)
Balance, March 31, 2025	—	$—	2,600	$—	618,366	$—	$19,247	$—	$(23,443)	$(4,196)
Stock-based compensation	—	—	—	—	—	—	394	—	—	394
Shares issued upon vesting of restricted stock units	—	—	—	—	4,635	—	—	—	—	—
Shares issued for services	—	—	—	—	1,389	—	19	—	—	19
Shares issued for conversion of notes	—	—	—	—	48,938	—	737	—	—	737
Stock split	—	—	—	—	(8)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,449)	(3,449)
Balance, June 30, 2025	—	$—	2,600	$—	673,320	$—	$20,397	$—	$(26,892)	$(6,495)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(48,490)	$(5,417)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of interest for royalty obligations	2,040	—
Change in fair value of convertible notes	13,337	—
Depreciation of property and equipment	747	—
Amortization of intangible assets	2,074	—
Amortization of debt discount	432	259
Lease amortization expense	138	—
Stock-based compensation	4,668	899
Inventory write-off	925	—
Changes in operating assets and liabilities:
Accounts receivable	(5,624)	—
Inventory	1,374	—
Prepaid expenses	113	53
Operating lease right-of-use assets	209	—
Accounts payable	2,823	3,103
Accrued expenses	6,398	24
Contingent consideration	(1,200)	—
Operating lease liabilities	(330)	—
Deferred revenue	(424)	—
Net cash used in operating activities	(20,790)	(1,079)
Cash flow from investing activities:
Purchases of property and equipment	(196)	—
Net cash used in investing activities	(196)	—
Cash flow from financing activities:
Proceeds from venture loan and security agreement, net	29,337	—
Proceeds from loan payable, net of debt discount	—	625
Payment of venture loan and security agreement issuance costs	(1,814)	—
Net cash provided by financing activities	27,523	625
Net increase (decrease) in cash and cash equivalents and restricted cash	6,537	(454)
Cash, cash equivalents and restricted cash as of beginning of period	18,023	513
Cash, cash equivalents and restricted cash as of end of period	$24,560	$59
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (CONTINUED)
(Unaudited)
(in thousands, except share and per share amounts)

Six Months Ended June 30,
2026	2025

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$24,192	$59
Restricted cash	368	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$24,560	$59

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$1,488	$19

Supplemental non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$44	$—
Warrants issued for venture loan and security agreement	$1,362	$—
Payment-in-kind on convertible debt	$621	$—
Offering costs recorded to debt discount	$—	$39
Conversion of notes to common stock	$—	$737
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

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
LNHC was incorporated in the state of Delaware in September 2023 by Ligand Pharmaceuticals, Inc. (“Ligand”) and was initially formed to facilitate a transaction between Ligand and Novan, Inc. (“Novan”). On September 27, 2023, Ligand acquired certain assets of Novan, after providing debtor in possession financing and acquiring specific assets from Novan, under Section 363 of the U.S. Bankruptcy Code (a “363 transaction”). Novan was a medical dermatology company focused on developing and commercializing innovative therapeutic products for skin diseases. Through its NITRICIL technology platform, Novan developed Zelsuvmi (berdazimer gel, 10.3%), formerly named SB206, as a topical prescription gel for the treatment of viral skin infections, with a focus on molluscum contagiosum. As of the acquisition date in September 2023 by Ligand, all assets and liabilities acquired in the Novan acquisition were held by LNHC, which was a wholly-owned subsidiary of Ligand, including the NITRICIL technology platform.
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
The Merger
On July 1, 2025 (the “Merger Closing Date”), the Company consummated the previously announced merger transaction pursuant to that certain Agreement and Plan of Merger (the “Merger”) by and among the Company, CHRO Merger Sub, Inc. a Delaware Corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), LNHC, and solely for the purposes of Article III of the merger agreement, Ligand. Pursuant to the merger agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company and (ii) the Company’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc.
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
Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock, par value $0.0001 per share equal to (i) $1,000, subject to adjustment, plus any all declared and unpaid dividends thereon as of such date of determination, plus any other amounts owed to such holder pursuant to the Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”), divided by (ii) $1 (adjusted to $10.00 as a result of the ten-for-one Reverse Stock Split), subject to adjustments.
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
Net Proceeds from PIPE Financing
Certain PIPE Investors were a party to the Zelsuvmi Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “July 1, 2025 Royalty Agreements”) as described in Note 9 — “License and Other Agreements.” Further, certain PIPE Investors were not a party to the July 1, 2025 Royalty Agreements. As the PIPE Financing and July 1, 2025 Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company will account for future royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, and the impact of the Company’s restatement of its condensed consolidated financial statements for the Affected Period (as defined below) considered necessary for a fair presentation of the results for the interim periods ended June 30, 2026 and 2025. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 19, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods. In addition, because the Merger was effective July 1, 2025, the Company’s financial results for the three and six months ended June 30, 2026 are not directly comparable to the results for the three and six months ended June 30, 2025.
There have been no material changes to the Company’s significant accounting policies as described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Restatement of Previously Issued Financial Statements
On August 13, 2026, the Company revised its prior position on accounting for its Convertible Notes (see Note 7 — “Notes Payable”) and concluded that its previously issued condensed consolidated financial statements for the quarter ended March 31, 2026 (the “Affected Period”) should not be relied upon because of a misapplication in the ASC 820, Fair Value Measurements, guidance related to certain Level 3 fair value measurements of the Company’s convertible debt, including valuation methodologies, specific valuation assumptions, and inputs. On August 13 , 2026, the Company restated its condensed consolidated financial statements for the Affected Period in its Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2026. As such, the information provided for the six months ended June 30, 2026 contained in the accompanying condensed consolidated financial statements and the accompanying footnotes reflect these previously restated amounts.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Pelthos Therapeutics Inc. and its wholly-owned subsidiaries, LNHC, Chromocell Therapeutics Australia Pty. Ltd, and Channel Pharmaceutical Corporation (“CPC”). All significant intercompany balances and transactions have been eliminated.
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
The Company has evaluated principal conditions and events, in the aggregate, and concluded that there was not substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•Net cash flows used in operating activities for the six months ended June 30, 2026 was $20,790.
•As of June 30, 2026, the Company had cash of approximately $24,192 and working capital of $31,397. Working capital represents current assets less current liabilities as reported on the Company’s condensed consolidated balance sheets.
•For the six months ended June 30, 2026, the Company recorded net product revenues in the amount of $26,085.
•Since the commercial launch of Zelsuvmi in July of 2025, the Company has recorded net product revenues in its preceding four fiscal quarters ending September 30, 2025, December 31, 2025, March 31, 2026, and June 30, 2026 of $7,112, $9,094, $10,665, and $15,420, respectively.
•The quarter over quarter percentage growth of net product revenues over the prior three fiscal quarters ending December 31, 2025, March 31, 2026, and June 30, 2026 were 28%, 17%, and 45% respectively.
•As discussed in Note 7 — “Notes Payable,” on January 12, 2026 the Company borrowed $30,000 of a $50,000 lending facility. As of January 12, 2026 (the “Venture Loan and Security Agreement Closing Date”), the Company had $20,000 remaining on the facility that may be borrowed upon the achievement of certain milestones set forth in the Venture Loan and Security Agreement.
•Based on the Company achieving trailing twelve-month net product revenues of $42,291 as of June 30, 2026, the Company understands it has achieved access to an additional $10,000 under the Venture Loan and Security Agreement, subject to the lender’s discretion. Potential access to the remaining $10,000 continues to be subject to the achievement of the applicable milestones set forth in the Venture Loan and Security Agreement.
•The Company has reported on its condensed consolidated balance sheets within accrued expenses two milestone payments due to Ligand totaling $10,000 related to Zelsuvmi. In addition, the Company’s related party convertible notes payable, with a principal balance at June 30, 2026 of $18,621, have a stated maturity date of November 6, 2027. However, as discussed in Note 7 — “Notes Payable,” and Note 9 — “License and Other Agreements,” Ligand and the counterparties to the convertible notes have entered into subordination agreements related to the Venture Loan and Security Agreement which prohibit the Company from making milestone payments on the Zelsuvmi License and repaying the convertible notes, until certain defined criteria are achieved.
Based on the above, the Company’s current projections, including forecasted cash flows related to net product sales of Zelsuvmi, $17,898 of net proceeds from the convertible note agreement in November 2025, $27,523 of net proceeds from the initial draw of the January 2026 Venture Loan and Security Agreement, and the $20,000 of potential additional availability under the January 2026 Venture Loan and Security Agreement, management believes it has sufficient capital, or access to capital, to fund its operations through at least the next twelve months following the issuance of these condensed consolidated financial statements.
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
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ equity, net loss or cash flows. The changes in presentation reflected in the condensed consolidated financial statements result from the July 1, 2025 Merger.
The following table summarizes the reclassifications made to the prior-period financial statements:

Condensed Consolidated Financial Statement	Period	Prior Presentation	Current Presentation
Condensed Consolidated Balance Sheet	As of December 31, 2025	Other liabilities and Other long-term liabilities included both related party and non-related party balances.	Other liabilities and Other long-term liabilities are each presented separately as related party and non-related party amounts.
Condensed Consolidated Statements of Operations	Three months ended June 30, 2025	Professional fees - $1,606; General and administrative expenses - $1,110	Selling, general and administrative - $2,716
Condensed Consolidated Statements of Operations	Six months ended June 30, 2025	Professional fees - $2,156; General and administrative expenses - $2,200	Selling, general and administrative - $4,356
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)	Three months ended March 31, 2025 and 2026 Three months ended June 30, 2025	Separate presentation of Stock-based compensation and Restricted stock unit expense	Combined Stock-based compensation to include Restricted stock unit expense
Condensed Consolidated Statements of Cash Flows	Six months ended June 30, 2025	Change in accounts payable and accrued expenses - $3,103; Change in accrued compensation - $24	Change in accounts payable - $3,103; Change in accrued expenses - $24
Restricted Cash
Restricted cash as of June 30, 2026 relates to a deposit account securing the Company’s corporate credit card program and a deposit account set up for the benefit of Nomis RoyaltyVest LLC associated with the Zelsuvmi Royalty Agreement, as described in Note 9 — “License and Other Agreements.”

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, and these deposits may at times be in excess of federally insured limits. In addition, the Company assesses the creditworthiness of its customers on an on-going basis. As of June 30, 2026, three of the Company’s wholesaler customers accounted for 78% of its total gross accounts receivable balance at 28%, 21%, and 29%, respectively. As of December 31, 2025, the same three wholesalers accounted for 90% of its total gross accounts receivable balance at 38%, 31%, and 21%, respectively. For the three months ended June 30, 2026, these three wholesalers accounted for 82% of gross revenue at 33%, 21%, and 28%, respectively. In addition, for the six months ended June 30, 2026, these three wholesalers accounted for 86% of gross revenue at 34%, 24%, and 28%, respectively.
As of June 30, 2026, the Company had not recorded an allowance for expected credit losses, based on its history of collections from its customers.
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
The Company did not identify any indicators of impairment related to its intangible assets or goodwill during the three and six months ended June 30, 2026.

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
The Company’s developed technology intangible asset amortization is excluded from cost of goods sold. All cost of goods sold recognized during the three and six months ended June 30, 2026 relates to net product revenues. No cost of goods sold was recognized in connection with license and collaboration revenue.
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
The amount of expense related to inventory write down as a result of excess, obsolescence, scrap, or other reasons is recorded as cost of goods sold in the condensed consolidated statements of operations. The Company wrote off $925 of commercial active pharmaceutical inventory (“API”) inventory during the three and six months ended June 30, 2026. These write-offs related primarily to three batches of commercial API produced during the second quarter of 2026 that were identified, through the Company’s routine in-process quality control and testing, as narrowly falling outside specific tolerances for use in commercial drug product. The underlying procedural cause of these out-of-specification results was addressed and subsequent API manufacturing has commenced and met specifications.
As part of the Merger, certain inventoried items were revalued subject to ASC 805. See Note 3 — “Acquisition of LNHC, Inc.” for additional detail.
Basic and Diluted Net Loss per Common Share
Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and six months ended June 30, 2026 and 2025 because their inclusion would have been anti-dilutive due to the net loss reported in each of those periods.

All amounts presented in the table below represent the outstanding number of issuable common stock equivalents as of the end of each period indicated:

	June 30, 2026	June 30, 2025
Convertible notes payable	626,344	—
Preferred stock series A	5,212,800	—
Preferred stock series C	34,667	34,667
Warrants to purchase common stock	70,988	5,500
Stock options	1,466,488	94,948
Nonvested restricted stock units	404,714	19,948
Related Party Transactions
The Company has entered into royalty financing agreements and a convertible note agreement with certain related parties.
Related-party liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Convertible notes payable - related party (Note 7)	$43,321	$31,441
Accrued interest on related party convertible notes payable (Note 7)	396	—
Royalty financing obligations - related party (1) (Note 9)	13,999	13,021
Total related party liabilities	$57,716	$44,462
(1) The related party royalty financing obligations consist of the Zelsuvmi Royalty Agreement, Channel Products Royalty Agreement and the Xepi Royalty Agreement and Sato Payments, as defined in Note 9 — “License and Other Agreements.” The current and long-term portions of these obligations are presented separately on the Company’s condensed consolidated balance sheets as “Other liabilities - related party” and “Other long-term liabilities - related party.”
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The requirements of the ASU are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities can elect to apply this guidance prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact ASU No. 2025-06 will have on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU No. 2025-11 addresses the form and content of interim financial statements and disclosure requirements and establishes a principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities can elect to apply this guidance prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its condensed consolidated financial statement disclosures.
Other new accounting pronouncements issued, but not effective until after June 30, 2026, did not and are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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
The Company finalized the allocation of the consideration transferred to the tangible and intangible assets acquired and liabilities assumed of LNHC as of July 1, 2025, based on their estimated fair values, including measurement period adjustments recorded during the measurement period. The final allocation of the consideration transferred is as follows:

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

The Company finalized the fair value of assets acquired and liabilities assumed in connection with the Merger within the one year measurement period. During the measurement period, the Company refined its estimates as additional information pertaining to events or circumstances that existed at the Merger Closing Date became available and final appraisals and analyses were completed. The resulting measurement period adjustments have been recorded.
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
The final allocation of the consideration transferred resulted in the recognition of goodwill, which is primarily attributable to expected synergies from the Merger. The goodwill is not deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, and thus represent Level 3 fair value measurements.
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
Pro Forma Statement of Operations Supplemental Information
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
The pro forma financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$15,603	$317	$26,509	$611
Net loss	$(23,417)	$(20,410)	$(48,490)	$(29,889)

NOTE 4 - BALANCE SHEET ACCOUNT DETAILS
Inventory consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$668	$436
Work-in-process	11,810	16,556
Finished goods	8,994	6,582
Total inventory	$21,472	$23,574
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
Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prescription Drug User Fee Act (PDUFA) fees	$221	$442
Clinical development activities	318	—
Drug product manufacturing subcontractor	393	—
Insurance	275	766
Deposits for meetings and conferences	584	80
Commercial data platforms	454	364
Patient assistance platforms	—	75
Financial reporting platforms	106	98
Deferred offering costs	—	711
Other	491	419
Total prepaid expenses and other current assets	$2,842	$2,955
Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Manufacturing and laboratory equipment	$1,851	$1,778
Software	1,083	1,083
Furniture and fixtures	69	70
Computer equipment	244	111
Leasehold improvements	5,988	5,967
Construction-in-progress	1,524	1,509
Property and equipment, cost	10,759	10,518
Less: Accumulated depreciation and amortization	(1,878)	(932)
Total property and equipment, net	$8,881	$9,586
The Company’s depreciation expense was $278 and $747 for the three and six months ended June 30, 2026, respectively.

Goodwill and other identifiable intangible assets consisted of the following:

	June 30, 2026	December 31, 2025
Indefinite-lived intangible assets
Goodwill	$24,681	$24,681
Definite-lived intangible assets
Developed technology	32,200	32,200
Amended Sato license	715	715
Xepi	6,080	6,080
Xeglyze	1,817	1,817
Website development	214	214
Less: accumulated amortization	(3,629)	(1,556)
Total definite-lived intangible assets	$37,397	$39,470
Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Compensation	$3,085	$3,475
Drug product manufacturing subcontractor	307	292
Commercial, marketing and sales	218	818
Insurance	—	265
Accrued interest	—	234
Milestones and royalties payable	14,334	7,819
Accrued gross-to-net adjustments	2,364	1,778
Other	437	683
Total accrued expenses	$20,745	$15,364
The Company has reported on its condensed consolidated balance sheets within accrued expenses two milestone payments due to Ligand totaling $10,000 related to Zelsuvmi. As discussed in Note 9 — “License and Other Agreements,” Ligand entered into subordination agreement related to the Venture Loan and Security Agreement which prohibits the Company from making milestone payments on the Zelsuvmi License, until certain defined criteria are achieved.

Other liabilities and other long-term liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Reedy Creek Purchase Agreement	$1,527	$1,963
Total other liabilities	$1,527	$1,963

Zelsuvmi Royalty Agreement	$1,281	$1,540
Xepi Royalty Agreement	84	226
Sato Payments	95	113
Total other liabilities - related party	$1,460	$1,879

Reedy Creek Purchase Agreement	$20,406	$18,908
Total other long-term liabilities	$20,406	$18,908

Zelsuvmi Royalty Agreement	$9,304	$8,233
Xepi Royalty Agreement	2,184	1,928
Sato Payments	1,051	981
Accrued interest on Convertible Notes	396	—
Total other long-term liabilities - related party	$12,935	$11,142
See Note 8 — “Reedy Creek Liability” and Note 9 — “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying condensed consolidated financial statements.
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill

The Company’s goodwill balance as of June 30, 2026 was $24,681. The entire goodwill balance relates to the LNHC, Inc. acquisition during the year ended December 31, 2025.
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

Ferrer License Agreement
On November 6, 2025, the Company entered into a License and API Supply Agreement (the “Ferrer License Agreement”) with Ferrer Internacional, S.A. (“Ferrer”) and Interquim, S.A.U. (“Interquim”). Pursuant to the Ferrer License Agreement, Ferrer will grant the Company an exclusive, sublicensable, royalty-bearing license to manufacture and commercialize Xepi in the U.S., Puerto Rico and the U.S. Virgin Islands (the “Territory”), as well as an exclusive, royalty-free sublicensable license to use Ferrer’s trademarks for the purpose of marketing, distributing, promoting and selling Xepi. Ferrer will supply analytical test methods and other testing know-how required to perform testing as required by applicable regulatory authorities.
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
The Company determined that the acquired assets associated with the Xepi Transaction did not meet the definition of a business and should be accounted for as an asset acquisition.
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
As of March 31, 2026, the initial upfront payment due to Ferrer of $1,200 and the initial supply of API in an amount of $456 were classified within accounts payable on the condensed consolidated balance sheets based on the determination that the API complied with all of the requirements and representations and warranties of the Ferrer License Agreement. During the second quarter of 2026, the Company paid the initial upfront payment due to Ferrer of $1,200 and the $456 related to the initial supply of API. In addition, the $456 initial API supply is also reflected within work-in-process inventory as of June 30, 2026.
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
The Company determined that the acquired assets associated with the Xeglyze Asset Purchase Agreement did not meet the definition of a business and should be accounted for as an asset acquisition. The Company acquired the Xeglyze intellectual property rights including all patents, trade names, trademarks, know-how, technical data, and all other Xeglyze proprietary and intellectual property rights, which are recognized as a single intangible asset. The total purchase price of $1,817, will be allocated to the Xeglyze intangible asset, including $17 for transaction costs.
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
Intangible Assets
The Company’s definite-lived intangible assets balance as of June 30, 2026 was $37,397.

The following table presents both definite and indefinite lived intangible assets as of June 30, 2026, comprised primarily of acquired product rights related to the LNHC, Inc. acquisition, as discussed in Note 3 — “Acquisition of LNHC, Inc.” and the asset acquisitions of Xepi and Xeglyze in the fourth quarter of 2025, described above:

	Carrying Value	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Definite-lived intangible assets
Developed technology	$32,200	$(2,638)	$29,562	11.18
Amended Sato license	715	(213)	502	1.75
Xepi	6,080	(631)	5,449	5.59
Xeglyze	1,817	(104)	1,713	8.47
Website development	214	(43)	171	2.61
Total definite-lived intangible assets	$41,026	$(3,629)	$37,397
Indefinite-lived intangible assets
Goodwill	$24,681		$24,681
Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the respective asset. The Company’s amortization expense was $1,043 and $2,074 for the three and six months ended June 30, 2026, respectively.
For the year ended December 31, 2025, the Company recorded an impairment of its Sato license intangible asset, that was recorded as part of the LNHC, Inc. acquisition on July 1, 2025, in an amount of $285. This impairment was solely related to the change of the expected future cash flows due to the Company based on changes in its rights given as part of the Convertible Securities Purchase Agreement, described in Note 7 — “Notes Payable.”
The Company recorded no impairment of goodwill or other intangible assets during the six months ended June 30, 2026.
The following table represents annual amortization of definite lived intangible assets for the next five fiscal years, and thereafter:

	Developed Technology	Amended Sato License	Xepi	Xeglyze	Website Development	Total
2026 (July 1 - December 31)	$1,334	$144	$492	$102	$36	$2,108
2027	2,645	286	975	202	71	4,179
2028	2,653	72	978	203	64	3,970
2029	2,645	—	976	202		3,823
2030	2,645	—	975	202	—	3,822
2031 and thereafter	17,640	—	1,053	802	—	19,495
Total amortization	$29,562	$502	$5,449	$1,713	$171	$37,397
NOTE 6 – SATO AGREEMENT
As described in Note 1 — “Organization and Description of Business”, the Company’s wholly-owned subsidiary, LNHC, was formed in September 2023 to execute the Ligand acquisition of certain assets and liabilities from Novan in a 363 transaction. Per the 363 transaction, certain Novan agreements were assumed by LNHC and as of the Merger as of July 1, 2025, LNHC had certain rights and obligations related to agreements with Sato.

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

A portion of transaction price allocated to license performance obligation was recognized in revenues on the date of license delivery. For all other performance obligations, the Company concluded that a cost-based input method for revenue recognition is most appropriate. The Company monitors and reassesses actual and estimated costs over the expected development period to calculate a percentage of completeness for purposes of revenue recognition during each reporting period. The remaining performance obligations include certain oversight, review and supporting activities for Sato, including sharing all future scientific information the Company may obtain during the term of the Amended Sato Agreement pertaining to Zelsuvmi and participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement.
The Company re-evaluated the estimated performance period during the second quarter of 2026 and extended the performance obligation through the fourth quarter of 2028. The Company previously estimated the end of development period in the first quarter of 2028, based upon a Sato-prepared Japanese development program timeline. The estimated percentage of completeness remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations.
All contract liabilities (deferred revenue) recognized on the balance sheets as of June 30, 2026, were related to the Amended Sato Agreement. All license and collaboration revenue recognized for the six months ended June 30, 2026 was related to the Amended Sato Agreement and was recognized out of the deferred revenue balance as of the beginning of respective period. The net amount of existing performance obligations under long-term contracts unsatisfied as of June 30, 2026 was $1,822, out of which the Company expects to recognize approximately $729 in revenue over the next 12 months and the remaining balance thereafter.
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
NOTE 7 – NOTES PAYABLE
Senior Secured Loan Facility
On January 12, 2026, the Venture Loan and Security Agreement Closing Date, the Company, LNHC and CPC, as co-borrowers (together with the Company, the “Borrowers”), entered into a Venture Loan and Security Agreement (the “Venture Loan and Security Agreement”) by and among the Borrowers and Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent (“Horizon”). The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50,000 (collectively, the “Term Loans”). The proceeds of the Term Loans will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for launch its two recently acquired assets, and for working capital and general corporate purposes. The Borrowers borrowed $30,000 of Term Loans on the Venture Loan and Security Agreement Closing Date. As of the Closing date, the remaining $20,000 of Terms Loans may be borrowed under the Venture Loan and Security Agreement upon the achievement by the Company of certain milestones set forth in the agreement. Based on the Borrowers achieving trailing twelve-month net product revenues of $42,291 as of June 30, 2026, the Borrowers understand they have achieved access to an additional $10,000 under the agreement, subject to the lender’s discretion. Potential access to the remaining $10,000 continues to be subject to the achievement of the applicable milestones set forth in the Venture Loan and Security Agreement.
Borrowings under the Venture Loan and Security Agreement accrue interest at a rate equal to the prime rate plus 3.75% with the prime rate having a floor of 6.75%. For the six months ended June 30, 2026, the effective interest rate on the Term Loans was 16.0%. The Term Loans are repayable in monthly interest-only payments from February 1, 2026 until February 1, 2029 (the “Interest-Only Payment Period”). After the expiration of the Interest-Only Payment Period, beginning on March 1, 2029, the Term Loans will be repayable in 24 equal monthly payments of principal and accrued interest until maturity. Alternatively, if the Borrowers achieve a trailing twelve-month consolidated net revenue of at least $75,000, the Term Loans will be repayable in monthly interest-only payments from February 1, 2026 until February 1, 2030 (the “Extended Interest-Only Payment Period”). After the expiration of the Extended Interest-Only Payment Period, beginning on March 1, 2030, the Term Loans will be repayable in 12 equal monthly payments of principal and accrued interest until maturity. The Term Loans will mature on January 31, 2031 (the “Venture Loan and Security Agreement Maturity Date”). As of June 30, 2026, the Term Loans are classified as noncurrent liabilities, as no principal payments are due within the next twelve months.
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
The Venture Loan and Security Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrowers and their subsidiaries to, among other things, dispose of assets, enter into certain licensing arrangements, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Venture Loan and Security Agreement also includes customary events of default, including, among others, payment defaults, material misrepresentations, breaches of covenants following any applicable cure period, cross defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and the occurrence of certain events that could reasonably be expected to have a “material adverse effect.” The occurrence of an event of default could result in the acceleration of the Borrowers’ obligations under the Venture Loan and Security Agreement, the termination of the Horizon’s commitments, a 4.0% increase in the applicable rate of interest and the exercise by Horizon of other rights and remedies provided for under the Venture Loan and Security Agreement. During the six months ended June 30, 2026, the Company did not receive notice from Horizon alleging an event of default under the Venture Loan and Security Agreement.
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

The Convertible Notes rank senior to current and future indebtedness of the Company and its subsidiaries, excluding (i) any credit facility with one or more financial institutions in form and substance reasonably satisfactory to the Required Holders and with an aggregate amount of indebtedness that does not exceed $50,000 or (ii) an asset-based loan facility that does not exceed $10,000, subject to certain conditions (together, the “Permitted Senior Indebtedness”). The Venture Loan and Security Agreement, described above, meets the definition of Permitted Senior Indebtedness under the Convertible Notes. The Convertible Notes accrue interest at a rate of 8.5% per annum (which increases to 18.0% in the event of a default), compounded quarterly, and mature on November 6, 2027 (the “Convertible Maturity Date”), as revised based on the Convertible Notes Subordination Agreement, described below.
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

Fair Value
The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 approximated their fair values due to the short-term nature of these items. The Company had no assets or liabilities that are remeasured on a recurring basis using level 1 or level 2 inputs for the six months ended June 30, 2026 or 2025. The Company’s Venture Loan and Security Agreement was initially measured using level 3 inputs. The Company’s Convertible Notes are measured on a recurring basis using level 3 inputs.

Senior Secured Loan Facility
The Company analyzed the terms of the Venture Loan and Security Agreement and its embedded features concluding it appropriate to account for the Initial Horizon Warrants as freestanding financial instruments with equity classification. As the Initial Horizon Warrants are equity classified, the proceeds from the Venture Loan and Security Agreement were allocated based on the relative fair values of the Term Loans and the Initial Horizon Warrants, with the amount allocated to the Initial Horizon Warrants recorded as additional paid-in-capital. The Term Loans were recorded at the proceeds received, less applicable discounts. The final payment, debt issuance costs and allocation of fair value of the Initial Horizon Warrants are being amortized to interest expense over the term of the loan.
The following table summarizes the allocation of fair value of the Venture Loan and Security Agreement, as determined by Level 3 inputs for the Initial Horizon Warrants, as of January 12, 2026:

	Allocated Fair Value	Lender Fees	3rd Party Fees	Total
Term Loans	$28,638	$663	$1,814	$26,161
Initial Horizon Warrants	1,362	—	—	1,362
	$30,000	$663	$1,814	$27,523
The following table presents the significant inputs and valuation methodologies used for the Company’s fair value of the Initial Horizon Warrants as of as of January 12, 2026:

Valuation methodology	Black-Scholes
Expected volatility	85.67%
Risk-free interest rate	4.19%
Expected term (in years)	10
Expected dividend yield	—%
Weighted-average fair value per option	$21.79
The following table presents the carrying value of the Venture Loan and Security Agreement as of January 12, 2026 and June 30, 2026:

	June 30, 2026	January 12, 2026
Term Loan	$30,000	$30,000
Final Payment	1,500	1,500
Venture Loan and Security Agreement, gross	$31,500	$31,500
Debt Discount	(4,907)	(5,339)
Venture Loan and Security Agreement, net	$26,593	$26,161

The following table presents the maturity of the Term Loan, including the final payment fee, under the Venture Loan and Security Agreement as of June 30, 2026:

Term Loan
2026 (April 1 - December 31)	$—
2027	—
2028	—
2029	12,500
2030	15,000
2031 and thereafter	4,000
Total	$31,500
Convertible Notes
The Company analyzed the terms of the Convertible Notes and its embedded features concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and will subsequently measure the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to credit risk.
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
The following table summarizes the change in fair value, as determined by Level 3 inputs for the Convertible Notes for the six months ended June 30, 2026:

Fair value of convertible note at December 31, 2025	$31,441
Payment-in-kind on convertible debt	621
Change in fair value recognized in other comprehensive income	(2,078)
Change in fair value recognized in net loss	13,337
Fair value of convertible note at June 30, 2026	$43,321
For the six months ended June 30, 2026, the change in fair value of the Convertible Notes was due to (i) changes in the Company’s common stock price; (ii) a change in fair value related to the Convertible Notes credit risk component, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet; and (iii) a change to the principal balance related to the payment-in-kind for the quarterly interest payments due January 1, 2026 and April 1, 2026. The credit risk component adjustment was driven by the subordination of the Convertible Notes resulting from the Company's entry into the Venture Loan and Security Agreement. The principal balance on the Convertible Notes as of June 30, 2026 was $18,621.

The following tables present the significant inputs and valuation methodologies used for the Company’s fair value of the Convertible Notes as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Valuation model utilized	Monte-Carlo	Scenario-Based
Valuation methodology - Principal	Discounted Cash Flows	Discounted Cash Flows
Expected term (in years)	4.06	1.85
PIK period (years)	4.06	0.85
Discount rate	16.56%	5.94%
Valuation methodology - Convertible feature	Black-Scholes	Black-Scholes
Conversion price	$29.73	$29.73
Expected volatility	116.00%	152.00%
Risk-free interest rate	4.09%	3.41%
Expected term (in years)	4.06	1.85
Expected dividend yield	—%	—%
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
The Company calculated the June 30, 2026 discount rate used in the valuation of the Convertible Notes based on the following:

Subordination premium	3.12%
Company specific risk premium	6.24%
Bloomberg B- yield curve	7.20%
16.56%
The following table presents the maturity of the Convertible Notes as of June 30, 2026:

Convertible Notes
2026 (April 1 - December 31)	$—
2027	—
2028	—
2029	—
2030	—
2031 and thereafter	43,321
Total	$43,321
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
NOTE 8 – REEDY CREEK LIABILITY
As described in Note 1 — “Organization and Description of Business”, the Company’s wholly-owned subsidiary, LNHC, was formed in September 2023 to execute Ligand’s acquisition of certain assets and liabilities from Novan in a 363 transaction. Per the 363 transaction, certain Novan agreements were assumed by LNHC and as of the Merger as of July 1, 2025, LNHC had certain obligations related to agreements with Reedy Creek Investments LLC (“Reedy Creek”).
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
The last to expire patent related to Zelsuvmi originating from the UNC License Agreement, described below, expired in May 2026. Prior to the Assignment Agreement, LNHC had progressed the development of that in-licensed intellectual property portfolio from the UNC License Agreement and obtained 12 U.S. patents covering Zelsuvmi. These 12 U.S. patents are expected to expire during the time period beginning in 2032 and ending in 2035. Upon the initial FDA approval of Zelsuvmi, LNHC applied for a 1280 day patent term extension (“PTE”), for the U.S. patent covering Zelsuvmi compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
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

Ligand Royalty Agreement
Under the terms of the Zelsuvmi License, Ligand is entitled to (i) a 13% royalty on worldwide sales, excluding, Japan, of Zelsuvmi prior to the expiration of the initial royalty term, defined as on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patent rights that are included in the specified intellectual property and that cover the licensed product; (ii) a 10.4% royalty on worldwide sales, excluding, Japan, of Zelsuvmi after the expiration of the initial royalty term; (iii) upon the first commercial sale of the Zelsuvmi, a $5,000 milestone; (iv) upon the occurrence obtaining a threshold of $35,000 in aggregate net sales during four consecutive calendar quarters, a $5,000 milestone; and (v) 30% of all non-royalty sublicense income received by the Company or its affiliates from any sublicensee. Both the first and second commercial sale milestones have been accrued within accrued expenses on the condensed consolidated balance sheets as of June 30, 2026.
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
In addition, the Company also had development rights for a period of 1 year commencing on the effective date of the Zelsuvmi License, to negotiate a development and funding agreement to develop and commercialize the product program designated by Ligand as SB207. As the Parties did not enter into a mutually agreeable development and funding agreement within 1 year of the effective date of the Zelsuvmi License, the Company has no further rights to the SB207 program under the Zelsuvmi License.
Ligand Milestone Subordination Agreement

In January 2026, Ligand entered into a subordination agreement with Horizon (“Ligand Milestone Subordination Agreement”) in connection with the Venture Loan and Security Agreement. Pursuant to the Ligand Milestone Subordination Agreement, all launch and sales based milestone payment obligations due Ligand under the Zelsuvmi License are subordinated to the Company’s obligations under the Term Loans. The Company is prohibited from making milestone payments on the Zelsuvmi License, until certain defined criteria are achieved.

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

UNC License Agreement
The UNC License Agreement previously required the Company to pay UNC up to $250 in commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees. In addition, the Company is obligated to reimburse UNC for reasonable prosecution and maintenance costs related to intellectual property. The UNC License Agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country.
During the three and six months ended June 30, 2026, the Company’s obligation to pay royalties expired, as described above. In addition, the Company recorded $250 in commercial milestone payments due to UNC within accounts payable on the condensed consolidated balance sheets as of June 30, 2026. As of June 30, 2026, the Company has no further royalty or milestone obligations to UNC.
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
As partial consideration for the Convertible Notes, the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of Xepi, for topical use, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors, (the “Xepi Royalty Agreement”) and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of Zelsuvmi (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of Zelsuvmi in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors (the “Sato Payments”), collective with the Xepi Royalty Agreement, the “Convertible Royalty Agreements.”
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
During the three and six months ended June 30, 2026, the Company paid $1,478 and $2,991, respectively, in royalties to licensing counterparties based on the payment terms within the respective license agreements. As noted within the related license agreements and definition of net sales, covered products are considered sold when paid for. As such, royalty payments are calculated based on cash payments received by the Company during the respective calendar quarter, rather than the accrual basis. The Company accrues royalty obligations based on the accrual basis, as net revenue is recorded within the condensed consolidated statements of operations.
The following table provides the activity of the financing for the six months ended June 30, 2026 for the Reedy Creek Purchase Agreement, the Zelsuvmi Royalty Agreement, the Amended Channel Products Royalty Agreement and the Convertible Royalty Agreements (weighted average, as applicable):

	Reedy Creek Purchase Agreement	Zelsuvmi Royalty Agreement	Xepi Royalty Agreement	Sato Payments	Total
Carrying value at December 31, 2025	$20,871	$9,773	$2,220	$1,127	$33,991
Interest accretion	1,583	1,203	110	50	2,946
Royalty payments accrued	(521)	(391)	—	—	(912)
Carrying value at June 30, 2026	21,933	10,585	2,330	1,177	36,025
Less: current portion	1,527	1,281	84	95	2,987
Convertible fees allocated to royalty	—	—	62	31	93
Carrying value at June 30, 2026, net of current portion	$20,406	$9,304	$2,184	$1,051	$32,945

June 30, 2026 Effective Annual Discount Rate	14.9%	23.8%	9.8%	7.8%
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
2023 Plan Amendment
On June 12, 2024, the Board authorized an amendment to the Pelthos Therapeutics Inc. 2023 Equity Incentive Plan (as further amended and/or restated, the “2023 Plan”) to increase the number of shares of Common Stock authorized for issuance thereunder by 150,000 from 44,444 shares to 194,444 shares. On October 22, 2024, the 2023 Plan Amendment was approved by the affirmative vote of a majority of the outstanding shares of Common Stock present in person, by remote communication, if applicable, or represented by proxy at the Annual Meeting. On April 16, 2025, pursuant to a written consent of the majority of shareholders of the Company, the number of shares authorized for issuance under the 2023 Plan was increased to 2,400,000 shares. The Company’s board of directors approved the increase to the 2023 Plan on June 26, 2025. As of June 30, 2026, there were 395,272 shares available for future stock-based award issuance under the 2023 Plan.
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
Outstanding Securities and Issuable Common Shares
The following tables present the Company’s outstanding securities and common shares issuable upon the assumed exercise, conversion, or settlement of the respective securities as of June 30, 2026:
Outstanding Convertible Notes and Common Stock Warrants

	Securities Outstanding		Conversion Ratio / Exercise Price	Common Shares Issuable
Convertible notes payable	—	(1)	$29.73	626,344
Underwriter warrants to purchase Common Stock associated with the IPO	5,500		$33.31	5,500
Initial Horizon Warrants to purchase Common Stock	65,488		$27.49	65,488
(1) Assumes conversion of the $18,621 aggregate Convertible Notes principal amount and accrued PIK interest as of June 30, 2026 at the Convertible Conversion Price of $29.73. On July 1, 2026, the Company capitalized PIK interest for the second quarter of 2026 interest payment due in the amount of $396. As discussed in Note 7 — “Notes Payable,” as required by the Convertible Notes Subordination Agreement, PIK interest is added to the outstanding principal balance of the Convertible Notes each reporting period. Assuming the Convertible Notes are held until the Convertible Maturity Date, there are 716,440 shares of Common Stock that would issuable upon the conversion of the final Convertible Notes principal and total PIK interest.

Outstanding Common and Preferred Stock

	Shares Outstanding	Conversion Ratio		Common Shares Issuable
Common Stock	3,718,624	—		3,718,624
Preferred stock series A	52,128	100.00	(1)	5,212,800
Preferred stock series C	2,600	—	(2)	34,667
(1) Assumes conversion of outstanding Series A Convertible Preferred Stock based on the conversion formula in the Certificate of Designations equal to $1,000, divided by $10.00 per share, as adjusted for the 10-for-1 Reverse Stock Split.
(2) Assumes conversion of all outstanding Series C Convertible Redeemable Preferred Stock based on the optional conversion formula in the Certificate of Designations (stated value divided by 125% of the IPO price).
Outstanding Stock-Based Compensation Awards

	Awards Outstanding	Exercise Price		Common Shares Issuable
Stock options	1,466,488	$16.04	(1)	1,466,488
Nonvested restricted stock units	404,714	—		404,714
(1) Represents the weighted average exercise price of outstanding stock options as of June 30, 2026.
Committed Equity Financing
The Company has a Common Stock Purchase Agreement, dated as of July 26, 2024 (the “CEF Purchase Agreement”), with Tikkun Capital LLC (“Tikkun”), providing for a committed equity financing facility under which the Company may, at its sole discretion, subject to the terms and conditions contained in the CEF Purchase Agreement, sell up to an aggregate of $30,000 of the Company’s shares of Common Stock to Tikkun, The CEF Purchase Agreement is scheduled to automatically terminate on August 1, 2026. During 2024, the Company tendered 15,597 shares to Tikkun for proceeds of approximately $109.
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
During the three and six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense within the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$2,760	$394	$4,668	$850
Total	$2,760	$394	$4,668	$850
During the three and six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense based on the type of award as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$1,747	$342	$2,987	$746
Restricted stock units	1,013	52	1,681	104
Total	$2,760	$394	$4,668	$850
The following provides detail regarding future stock-based compensation as of June 30, 2026:

	As of June 30, 2026
	Unamortized Expense	Remaining Life
Stock options	$8,933	1.95 years
Restricted stock units	$4,116	1.94 years

Stock Options
The activity related to stock options during the six months ended June 30, 2026 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (thousands)
Outstanding December 31, 2025	1,506,551	$15.96		$25,861
Granted	47,475	23.01
Expired	(78,538)	19.04
Exercised	(9,000)	13.14
Outstanding June 30, 2026	1,466,488	$16.04	8.41 years	$20,875
Exercisable June 30, 2026	269,837	$25.06	5.66 years	$3,786
Vested and expected to vest June 30, 2026	1,466,488	$16.04	8.41 years	$20,875
The activity related to stock options during the six months ended June 30, 2025 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (thousands)
Outstanding December 31, 2024	87,049	$58.48		$—
Granted	7,899	13.50
Expired	—	—
Exercised	—	—
Outstanding June 30, 2025	94,948	$54.73	8.78 years	$27
Exercisable June 30, 2025	50,913	$86.50	8.50 years	$18
Vested and expected to vest June 30, 2025	94,948	$54.73	8.78 years	$27
The following weighted-average assumptions were used to estimate the fair value of stock options granted during the six months ended June 30, 2026 and 2025:

	For The Six Months Ended June 30,
	2026	2025
Expected volatility	88.37%	148.33%
Risk-free interest rate	3.86%	4.48%
Expected term (in years)	6.00	10.00
Expected dividend yield	—%	—%
Weighted-average fair value per option	$17.30	$12.80

Restricted Stock Units
The activity related to RSUs during the six months ended June 30, 2026 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2025	464,921	$13.98
Granted	15,576	23.01
Vested	(50,495)	12.97
Forfeited	(25,288)	14.99
Non-vested at June 30, 2026	404,714	$14.39
The activity related to RSUs during the six months ended June 30, 2025 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2024	29,218	$10.77
Granted	—	—
Vested	(9,270)	11.82
Forfeited	—	—
Non-vested at June 30, 2025	19,948	$10.67
Subsequent Event
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
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its development work, commercialization activities, including drug product manufacturing, technical transfers, finished commercial product production and supportive costs. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of June 30, 2026.
Lang Demand Letter
On July 24, 2025, the Company received a demand letter (the “Lang Demand Letter”) from an attorney representing Dr. Eric Lang, the former Chief Medical Officer of the Company. The Lang Demand Letter asserted that the Company breached Dr. Lang’s employment contract with the Company and violated Dr. Lang’s rights under New Jersey wage and hour laws and the federal Consolidated Omnibus Budget Reconciliation Act. The Lang Demand Letter asserted potential liability of as much as $1,008, an amount that included liquidated damages of $640 that the Company believed was unavailable under applicable law. The Company settled the matter without payment of any liquidated damages. During the fourth quarter of 2025, the Company paid $326 of severance related amounts to Dr. Lang. As of December 31, 2025, the Company had accrued $100 representing the final payment due under Dr. Lang’s employment contract, which was paid on March 13, 2026. The Company believes that this matter has been fully resolved.

NOTE 12 - INCOME TAXES
In accordance with ASC 740 “Accounting for Income Taxes,” the Company uses an estimated annual effective tax rate (“EAETR”) methodology for recording income tax during interim periods. For 2026, the Company’s estimated annual effective tax rate is 0%. The difference between the Company’s EAETR of 0% for the period and the Federal statutory rate of 21% is primarily related to the increase in the Company’s valuation allowance. Other factors include permanent differences and state income taxes.
NOTE 13 - SEGMENT INFORMATION
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer, the chief operating decision-maker (“CODM”). For accounting purposes, the CODM is making decisions regarding resource allocation and assessing performance based on consolidated net loss as if presented in the Company’s condensed consolidated financial statements. The Company views its operations and manages its business in two operating and reportable segments, which represent (i) the sale, promotion and commercialization of approved commercial products (the “Commercial Operations” segment), and (ii) research and development activities (the “Research and Development Operations” segment).
•The Commercial Operations segment consists of the Company’s commercial product portfolio.
•The Research and Development Operations segment consists of (i) activities related to developing a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system; and (ii) supportive activities to expand the NITRICIL nitric oxide-based technology.
The Commercial Operations segment includes activities related to the commercialization of Zelsuvmi (berdazimer topical gel, 10.3%), the Company’s FDA-approved product for the treatment of molluscum contagiosum, and associated sales, marketing, distribution, and post-marketing activities. Net revenues attributed to this segment are derived from product sales in the United States following the July 1, 2025 Merger with LNHC. The Commercial Operations segment will also include activities related to the future commercialization of Xepi and Xeglyze.
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
Segment revenue, net loss and reconciliations from segment revenue to segment net loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Commercial operations	$15,420	$—	$26,085	$—
Research and Development operations	183	—	424	—
Total revenue	$15,603	$—	$26,509	$—

Net loss
Commercial operations	$(23,000)	$—	$(48,128)	$—
Research and Development operations	(417)	(3,449)	(362)	(5,417)
Net loss	$(23,417)	$(3,449)	$(48,490)	$(5,417)

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Commercial Operations	Research and Development Operations	Total	Commercial Operations	Research and Development Operations	Total

Revenue	$15,420	$183	$15,603	$—	$—	$—
Less:
Cost of goods sold	(3,610)	—	(3,610)	—	—	—
Selling, general and administrative	(27,673)	—	(27,673)	—	(2,716)	(2,716)
Research and development	—	(600)	(600)	—	(515)	(515)
Amortization of intangible assets	(1,043)	—	(1,043)	—	—	—
Interest expense	(2,389)	—	(2,389)	—	(218)	(218)
Change in fair value of convertible debt	(3,705)	—	(3,705)	—	—	—
Net loss	$(23,000)	$(417)	$(23,417)	$—	$(3,449)	$(3,449)

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Commercial Operations	Research and Development Operations	Total	Commercial Operations	Research and Development Operations	Total

Revenue	$26,085	$424	$26,509	$—	$—	$—
Less:
Cost of goods sold	(5,283)	—	(5,283)	—	—	—
Selling, general and administrative	(48,777)	—	(48,777)	—	(4,356)	(4,356)
Research and development	—	(786)	(786)	—	(709)	(709)
Amortization of intangible assets	(2,074)	—	(2,074)	—	—	—
Interest expense	(4,742)	—	(4,742)	—	(352)	(352)
Change in fair value of convertible debt	(13,337)	—	(13,337)	—	—	—
Net loss	$(48,128)	$(362)	$(48,490)	$—	$(5,417)	$(5,417)
Additional significant non-cash expenses are presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Depreciation	$278	$—	$747	$—
Stock-based compensation	2,760	394	4,668	850
The amounts of depreciation and stock-based compensation are included within the segment expense captions, such as cost of goods sold and selling, general and administrative expenses in the table above, and there is no inter-segment allocation of these expenses.

Segment total assets were as follows:

	As of June 30, 2026	As of December 31, 2025
Assets
Commercial operations	$136,950	$129,292
Research and Development operations	406	1,105
Total assets	$137,356	$130,397
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
From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions, our current liquidity position, the need to obtain additional financing to support ongoing operations, the Company’s ability to continue as a going concern, the Company’s ability to maintain the listing of its Common Stock on the NYSE American, the Company’s ability to manage costs and execute on its operational and budget plans, and, the Company’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.
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
On November 18, 2024, Chromocell merged with and into its wholly-owned subsidiary, Channel, a Nevada corporation, pursuant to an agreement and plan of merger, dated as of November 18, 2024, for the purposes of reincorporating Chromocell in Nevada. Concurrently with the closing of the reincorporation merger, the Company changed its name from “Chromocell Therapeutics Corporation” to “Channel Therapeutics Corporation.”
LNHC Background
LNHC was incorporated in the state of Delaware in September 2023 by Ligand Pharmaceuticals, Inc. (“Ligand”) and was initially formed to facilitate a transaction between Ligand and Novan, Inc. (“Novan”). On September 27, 2023, Ligand acquired certain assets of Novan, after providing debtor in possession financing and acquiring specific assets from Novan, under Section 363 of the U.S. Bankruptcy Code (a “363 transaction”). Novan was a medical dermatology company focused on developing and commercializing innovative therapeutic products for skin diseases. Through its NITRICIL technology platform, Novan developed Zelsuvmi (berdazimer gel, 10.3%), formerly named SB206, as a topical prescription gel for the treatment of viral skin infections, with a focus on molluscum contagiosum. As of the acquisition date in September 2023 by Ligand, all assets and liabilities acquired in the Novan acquisition were held by LNHC, which was a wholly-owned subsidiary of Ligand, including the NITRICIL technology platform.
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
Business Updates
Venture Loan and Security Agreement
On January 12, 2026, the Company entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent (the “Venture Loan and Security Agreement”). The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million. The proceeds of the facility will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for the launch of two recently acquired products, working capital and general corporate purposes. The Company borrowed $30.0 million of the facility on January 12, 2026. As of January 12, 2026, the Company had $20.0 million remaining on the facility that may be borrowed upon the achievement of certain milestones set forth in the Venture Loan and Security Agreement. Based on the Company achieving trailing twelve-month net product revenues of $42.3 million as of June 30, 2026, the Company understands it has achieved access to an additional $10.0 million under the Venture Loan and Security Agreement, subject to the lender’s discretion. Potential access to the remaining $10.0 million continues to be subject to the achievement of the applicable milestones set forth in the Venture Loan and Security Agreement.

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
The Company’s market research and feedback to date indicate physicians have highly favorable opinions about Zelsuvmi’s clinical efficacy, safety, and practicality as the first and only topical medication indicated for molluscum contagiosum that does not require in-office administration by a healthcare provider. The Company believes that Zelsuvmi is likely to complement or represent a differing treatment regimen to procedural treatments administered in medical settings such as cryosurgery, cantharidin application and curettage.
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
Xepi® (ozenoxacin) Cream, 1% for the Treatment of Impetigo
In November 2025, the Company acquired the U.S. commercialization rights to Xepi (ozenoxacin) cream, 1% for the treatment of impetigo from Biofrontera, Inc. (“Biofrontera”) and entered into an exclusive license agreement with Ferrer Internacional S.A. (“Ferrer”) and Interquim, S.A.U. (“Interquim”). The acquisition of this asset added a complementary dermatology product to the Company’s portfolio anchored by Zelsuvmi.

Xepi is a novel FDA-approved non-fluorinated quinolone antimicrobial indicated for the topical treatment of impetigo due to Staphylococcus aureus or Streptococcus pyogenes in adult and pediatric patients two months of age and older.
Xepi was developed by Ferrer and Medimetriks Pharmaceuticals, Inc., and approved by the FDA in 2017. At the time of approval, Xepi was the first new novel treatment for impetigo in more than 10 years. Biofrontera had owned the U.S. rights to Xepi since 2019 but, had not been actively promoting the product.
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
The Company expects to commercially relaunch Xepi once certain manufacturing, supply chain, and regulatory activities are validated, implemented and completed, respectively. In addition, the Company will also need to implement its commercial marketing, trade and access strategy prior to the relaunch of Xepi, currently expected in the first quarter of 2027.
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
Xeglyze is a novel, patent protected FDA-approved prescription medication indicated for the topical treatment of head lice infestation in patients 6 months of age and older. Abametapir, the active ingredient in Xeglyze, inhibits metalloproteinases that have a role in physiological processes critical to egg development and survival of lice. The single, 10-minute application does not require nit combing and has sufficient volume in each bottle to treat either short or long hair.
The Company expects to commercially launch Xeglyze once certain manufacturing, supply chain, and regulatory activities are validated, implemented and completed, respectively. In addition, the Company will also need to implement its commercial marketing, trade and access strategy prior to the launch of Xeglyze, currently expected in the third quarter of 2027.
Head Lice
In the U.S., infestation with head lice is most common among preschool- and elementary-school age children and their household members and caretakers. An estimated 6 to 12 million infestations occur each year in the U.S. among children 3 to 11 years of age.

Merger Transaction
July 1, 2025 Merger
On July 1, 2025 (the “Merger Closing Date”), the Company consummated the previously announced merger transaction (the “Merger”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, CHRO Merger Sub, Inc. a Delaware Corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), LNHC, and solely for the purposes of Article III of the Merger Agreement, Ligand. Pursuant to the Merger Agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of the Company and (ii) the Company’s name was changed from Channel Therapeutics Corporation to Pelthos Therapeutics Inc.
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
The Company believes the NITRICIL technology platform has many other potential product candidates that could be further developed. Prior to the Merger, clinical work was performed in various indications, including, but not limited to, acne (SB204), atopic dermatitis and psoriasis (SB414), tinea pedis and onychomycosis (SB208) and external genital warts (SB207), for which the rights are owned by Ligand. Any further development of these assets will require the Company to produce and manufacture the API for use by Ligand, Ligand affiliated parties and third-party licensees if we pursue any of these programs.
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

Depot Program (Pre-Clinical): Based on several novel formulations of CC8464, the Company’s most recently launched program, titled CT3000, is for the potential treatment of postoperative pain with the use of nerve blocks. Examples would include knee surgery or shoulder surgery. Existing therapies for nerve blocks lead to neuromuscular blockade which prevents movement following surgery. Doctors often want patients to move soon after surgery to avoid complications such as blood clots. A NaV1.7 inhibitor used for nerve blocks may provide good analgesia but will not lead to neuromuscular blockade that prevents movement like other local anesthetics. The Company will periodically review the timing and budget related to the commencement of toxicology and chemistry, manufacturing, and controls (“CMC”) work and a subsequent human proof-of-concept (“POC”) trial, but has no immediate plans to do so.
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
Sales and Distribution Strategy
The Company is marketing Zelsuvmi primarily to physicians with various types of electronic and physical promotion and direct sales efforts with a dedicated sales force supported by a product management team and support staff. The sales and marketing effort focuses on increasing awareness, adoption and usage of Zelsuvmi to targeted pediatricians, pediatric dermatologists and dermatologists. The Company distributes Zelsuvmi via standard retail pharmacy chains, mail order pharmacies and Amazon pharmacy utilizing a third-party logistics provider. Based on the Company’s conversations with HCPs, the Company believes these distribution channels are the most preferred by patients and HCPs. Critical to the commercialization efforts of Zelsuvmi are co-pay assistance and managing co-pay and patient out-of-pocket costs as well as prescription “pull-through” strategies and tactics to ensure patient access and utilization of Zelsuvmi.

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
Drug Substance (Active Pharmaceutical Ingredient)
Due to the complexity of the proprietary manufacturing technology related to the NITRICIL platform, including intellectual property, know-how, trade secrets, production techniques, and the related physical manufacturing requirements and characteristics, the Company previously determined that constructing its custom manufacturing facility was the most effective way to mitigate risk associated with API production. The facility and production process has been fully validated and qualified and the facility has an operational and integrated QMS (Quality Management System) and Enterprise Resource Planning (ERP) platform governing the operations of the facility.
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
The Company currently has sufficient API manufacturing capacity within its facility, as it is configured, to comfortably meet its current sales forecasts to supply API for Zelsuvmi. In its current configuration, the Company has excess capacity to increase utilization for additional API demand. Furthermore, the Company also has the ability to add additional manufacturing shifts and team members to manufacture even greater quantities of API, if needed, for our own account and current and potential future partners or customers of the NITRICIL technology. Effectively, the Company believes the current API theoretical manufacturing capacity could be roughly doubled, if needed, due to one or more of the following: a higher than expected sales demand for Zelsuvmi, demand from current partners, such as Ligand, and potential future partnerships for Zelsuvmi and/or the NITRICIL platform. The Company does not expect to need to invest in material or significant capital expenditures and other fixed costs to bring more manufacturing capacity on line in the foreseeable future. The Company does expect to incur certain levels of capital expenditures for on-going operations, maintenance and improvements.
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
There are 12 issued U.S. patents covering Zelsuvmi which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) and which are expected to expire during the time period beginning in 2032 and ending in 2035. Upon the initial approval of Zelsuvmi, the Company applied for 1,280 days of patent term extension (“PTE”) for the U.S. patent covering Zelsuvmi composition of matter. Assuming the approval of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
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
Our Customers
The Company primarily sells its Zelsuvmi product to national and regional wholesaler channels. Our wholesalers purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and mail order pharmacies. As of June 30, 2026, three of the Company’s wholesaler customers accounted for 78% of its total gross accounts receivable balance at 28%, 21% and 29%, respectively. As of December 31, 2025, these three wholesalers accounted for 90% of its total gross accounts receivable balance at 38%, 31% and 21%, respectively. For the three months ended June 30, 2026, these three wholesalers accounted for 82% of gross revenue at 33%, 21% and 28%, respectively. In addition, for the six months ended June 30, 2026, these three wholesalers accounted for 86% of gross revenue at 34%, 24% and 28%, respectively.
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

Results of Operations
On July 1, 2025, Channel, Merger Sub (a wholly-owned subsidiary of Channel), LNHC, and solely for the purposes of Article III within the Merger Agreement, Ligand consummated the Merger, pursuant to which, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly-owned subsidiary of Channel and (ii) Channel changed its name to Pelthos Therapeutics Inc.
Due to the Merger, the Company’s financial results for the three and six months ended June 30, 2026 are not directly comparable to the results for the three and six months ended June 30, 2025. The primary differences from the pre- and post-Merger reported results presented below relate to changes in operations of the business as of the Merger date, including the July 2025 launch of Zelsuvmi and ongoing commercialization efforts.
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
Revenue
Net product revenues	$15,420	$—	$15,420	$26,085	$—	$26,085
License and collaboration revenues	183	—	183	424	—	424
Total revenue	15,603	—	15,603	26,509	—	26,509
Operating expenses
Cost of goods sold	3,610	—	3,610	5,283	—	5,283
Selling, general and administrative	27,673	2,716	24,957	48,777	4,356	44,421
Research and development	600	515	85	786	709	77
Amortization of intangible assets	1,043	—	1,043	2,074	—	2,074
Total operating expenses	32,926	3,231	29,695	56,920	5,065	51,855
Operating loss	(17,323)	(3,231)	(14,092)	(30,411)	(5,065)	(25,346)
Other (expense) income
Interest expense	(2,389)	(218)	(2,171)	(4,742)	(352)	(4,390)
Change in fair value of convertible debt	(3,705)	—	(3,705)	(13,337)	—	(13,337)
Total other expense	(6,094)	(218)	(5,876)	(18,079)	(352)	(17,727)
Net loss before provision for income taxes	(23,417)	(3,449)	(19,968)	(48,490)	(5,417)	(43,073)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(23,417)	$(3,449)	$(19,968)	$(48,490)	$(5,417)	$(43,073)
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

For the three and six months ended June 30, 2026, net product revenues were $15.4 million and $26.1 million, respectively. Net product revenues relate solely to the commercial launch of Zelsuvmi, which was announced on July 10, 2025.
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
License and collaboration revenues for the three and six months ended June 30, 2026, were $0.2 million and $0.4 million, respectively. This revenue is related to recognition of deferred revenue from a collaboration agreement with Sato Pharmaceutical Co., Ltd. (“Sato Agreement”). During the second quarter of 2026 the Company re-evaluated the estimated performance period and extended the performance obligation through the fourth quarter of 2028. The Company previously estimated the end of development period in the first quarter of 2028, based upon a Sato-prepared Japanese development program timeline. The estimated percentage of completeness remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations.
For information about the Sato Agreement, see Note 6 — “Sato Agreement” in the accompanying notes to our condensed consolidated financial statements.
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacture, production, packaging, and distribution of the Company’s commercial products. These costs primarily consist of manufacturing costs, including allocated overhead, supply costs, third-party logistics and distribution expenses, quality control and assurance costs, and freight and shipping charges incurred in fulfilling customer orders. The Company’s developed technology intangible asset amortization is excluded from cost of goods sold.
For the three and six months ended June 30, 2026, cost of goods sold was $3.6 million and $5.3 million, respectively. Cost of goods sold relate solely to Zelsuvmi, which was launched in July 2025, and includes certain fair value adjustments related to semi-finished and finished goods inventory on hand at the time of the Merger.
Additionally, the Company’s product is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company records a write-down of any potential unmarketable inventory to its estimated net realizable value. During the three and six months ended June 30, 2026, the Company wrote off $0.9 million of commercial API inventory. These write-offs related primarily to three batches of commercial API produced during the second quarter of 2026 that were identified, through the Company’s routine in-process quality control and testing, as narrowly falling outside specific tolerances for use in commercial drug product. The underlying procedural cause of these out-of-specification results was addressed and subsequent API manufacturing has commenced and met specifications.
The following table sets forth our cost of goods sold for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
Cost of goods sold:
Products sold (including ASC 805 fair value adjustments)	$2,685	$—	$2,685	$4,358	$—	$4,358
Write-off of inventory	925	—	925	925	—	925
Total cost of goods sold	$3,610	$—	$3,610	$5,283	$—	$5,283

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
The Company records royalty and/or milestone payments due to third parties under license arrangements, or license agreements for commercial products, within SG&A expense in the periods in which the obligation is incurred.
The following table summarizes our SG&A expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
Personnel expense:
Salaries, incentive pay and benefits	$7,887	$376	$7,511	$15,353	$806	$14,547
Stock-based compensation	2,760	394	2,366	4,668	850	3,818
Total personnel expense (1)	10,647	770	9,877	20,021	1,656	18,365
Non-personnel expense: (2)
Marketing, sales and commercial	3,811	—	3,811	8,016	—	8,016
Facilities, manufacturing and depreciation	1,330	—	1,330	3,103	—	3,103
Corporate and professional services	2,574	1,946	628	4,455	2,700	1,755
Travel	615	—	615	1,293	—	1,293
Royalty and milestones	7,889	—	7,889	9,755	—	9,755
Regulatory and other	807	—	807	2,134	—	2,134
Total non-personnel expense	17,026	1,946	15,080	28,756	2,700	26,056
Total SG&A expense	$27,673	$2,716	$24,957	$48,777	$4,356	$44,421
(1) Personnel expense for the three and six months ended June 30, 2026 increased compared to the prior year periods primarily due to the addition of employees related to the July 1, 2025 Merger and the expansion of our commercial organization to support the July 2025 launch of Zelsuvmi. As of June 30, 2026 the Company had approximately 67 territory managers actively engaged in commercialization efforts related to Zelsuvmi. Personnel expense for the three and six months ended June 30, 2026 included approximately $0.5 million of non-recurring severance and $1.0 million of accelerated stock-based compensation related to the departure of our former Chief Financial Officer.

(2) Non-personnel related SG&A expense for the three and six months ended June 30, 2026 increased compared to the prior year periods primarily due to increased marketing, sales and commercial expenses and increased royalty and milestone expense following the launch of Zelsuvmi. During the three and six months ended June 30, 2026, the Company recorded two milestones to its license agreement counterparties, Ligand and the University of North Carolina at Chapel Hill, for $5.0 million and $0.3 million, respectively. In addition, certain consulting, legal, patent, insurance, accounting, public company, information technology and facilities expenses have increased from the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, following the July 2025 launch of Zelsuvmi and the Merger.
Research and Development Expense
Research and development (“R&D”) expenses are recognized as they are incurred based on actual work completed through monitoring invoices received and discussions with internal personnel and external service providers as to the progress or stage of completion of preclinical activities, clinical studies and related supporting services for non-commercial assets.
R&D expenses related to the level of activities related to our NaV1.7 pain programs for the three and six months ended June 30, 2026 and 2025 are noted below (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
R&D expense:
Clinical, CMC, consultants and other	$600	$515	$85	$786	$709	$77
Total R&D expense	$600	$515	$85	$786	$709	$77
The increase in R&D expense for the three and six months ended June 30, 2026 compared to the prior year periods relates to the further clinical progression of CT2000. On March 31, 2026, the Company announced that the first patient had been dosed in its Phase 1b/2a clinical trial evaluating CT2000 as a potential treatment for eye pain. The Company’s wholly-owned subsidiary, Channel Pharmaceutical Corporation, owns the rights to CT2000 and its NaV1.7 inhibitor pipeline and is conducting the clinical work through its Australian subsidiary.
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
These assets are being amortized on a straight-line basis over the lesser of the term of the agreement and the useful life of the license or asset. For the three and six months ended June 30, 2026, amortization of intangible assets was $1.0 million and $2.1 million, respectively. There was no comparable amortization in the prior year periods because the underlying intangible assets were recognized in connection with the July 1, 2025 Merger. For more information, see Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements.
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
The following table summarizes our interest expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
Interest expense:
Reedy Creek Purchase Agreement	$(495)	$—	$(495)	$(1,062)	$—	$(1,062)
Zelsuvmi Royalty Agreement	(384)	—	(384)	(812)	—	(812)
Xepi Royalty Agreement - Convertible Notes	(55)	—	(55)	(110)	—	(110)
Sato Payments - Convertible Notes	(23)	—	(23)	(50)	—	(50)
Convertible Notes	(396)	—	(396)	(783)	—	(783)
Venture Loan & Security Agreement	(1,034)	—	(1,034)	(1,919)	—	(1,919)
Other and Pre-Merger Debt	(2)	(218)	216	(6)	(352)	346
Total interest expense	$(2,389)	$(218)	$(2,171)	$(4,742)	$(352)	$(4,390)
Change in Fair Value of Convertible Debt
On November 6, 2025, the Company entered into a securities purchase agreement with certain investors, including Ligand, pursuant to which, among other things, on the closing date, the convertible investors purchased for cash, and the Company issued and sold to the convertible investors, senior secured Convertible Notes of the Company in the aggregate original principal amount of $18.0 million, which are convertible into shares of the Company’s Common Stock at a conversion rate of $29.73. The Convertible Notes accrue interest at a rate of 8.5% per annum, compounded quarterly, and mature on November 6, 2027, as revised based on the Convertible Notes subordination agreement. The Convertible Notes subordination agreement, also described above, subordinated all payment obligations under the Convertible Notes, including principal and accrued interest, until 90-days after the Venture Loan and Security Agreement has been repaid in full.

The Company analyzed the terms of the Convertible Notes and its embedded features concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and subsequently measures the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to credit risk.
For the three and six months ended June 30, 2026, the change in fair value of the Convertible Notes was $3.7 million and $13.3 million, respectively, due primarily to (i) changes in the Company’s common stock price; (ii) a change in fair value related to the Convertible Notes; and (iii) a change to the principal balance related to the payment-in-kind for the quarterly interest payments due January 1, 2026 and April 1, 2026.
See Note 7 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
Liquidity and Capital Resources
For the six months ended June 30, 2026, the Company had net cash flows used in operating activities of $20.8 million. As of June 30, 2026, the Company had cash of approximately $24.2 million and working capital of $31.4 million. Working capital represents current assets less current liabilities as reported on the Company’s condensed consolidated balance sheets. For the six months ended June 30, 2026, the Company recorded net product revenues in the amount of $26.1 million for its lead commercial product, Zelsuvmi. Since the commercial launch of Zelsuvmi in July of 2025, the Company has recorded net product revenues in its preceding four fiscal quarters ending September 30, 2025, December 31, 2025, March 31, 2026, and June 30, 2026 of $7.1 million, $9.1 million, $10.7 million, and $15.4 million, respectively. The quarter over quarter percentage growth of net product revenues over the prior three fiscal quarters ending December 31, 2025, March 31, 2026, and June 30, 2026 were 28%, 17%, and 45% respectively.
On January 12, 2026, the Company entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation (“Horizon”), a Delaware corporation, as lender and collateral agent. The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million (the “Term Loans”). The proceeds of the facility will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for the launch of two recently acquired products, working capital and general corporate purposes. The Company borrowed $30.0 million of the facility on January 12, 2026. As of January 12, 2026, the Company had $20.0 million remaining on the facility that may be borrowed upon the achievement of certain milestones set forth in the Venture Loan and Security Agreement. Based on the Company achieving trailing twelve-month net product revenues of $42.3 million as of June 30, 2026, the Company understands it has achieved access to an additional $10.0 million under the Venture Loan and Security Agreement, subject to the lender’s discretion. Potential access to the remaining $10.0 million continues to be subject to the achievement of the applicable milestones set forth in the Venture Loan and Security Agreement.
Our material cash requirements include manufacturing and commercialization expenditures, employee compensation and benefits, lease obligations, debt service obligations under our Venture Loan and Security Agreement, royalty financing obligations and general corporate purposes. In addition, as described below in Contractual Obligations and Commitments, the Company has entered into arrangements that contractually obligate it to make payments that will affect its liquidity and cash flows in future periods.
The Company has current obligations reported on its condensed consolidated balance sheets within accrued expenses two milestone payments due to Ligand totaling $10.0 million related to Zelsuvmi. In addition, the Company’s related party convertible notes payable, with a principal balance at June 30, 2026 of $18.6 million, have a stated maturity date of November 6, 2027. However, as discussed in Note 7 — “Notes Payable,” and Note 9 — “License and Other Agreements,” Ligand and the counterparties to the convertible notes have entered into subordination agreements related to the Venture Loan and Security Agreement which prohibit the Company from making milestone payments on the Zelsuvmi License and repaying the convertible notes, until certain defined criteria are achieved.
The Company’s future liquidity requirements also include repayment obligations under the Venture Loan and Security Agreement. The Company is required to make monthly interest payments through February 1, 2029, followed by scheduled principal and interest payments through maturity on January 31, 2031. If specified revenue milestones are achieved, the interest-only payment period may be extended through February 1, 2030, with principal repayments commencing thereafter. See Note 7 — “Notes Payable” for additional information regarding the Venture Loan and Security Agreement.

As further discussed in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying notes to our condensed consolidated financial statements, in certain prior periods, management disclosed substantial doubt about the Company’s ability to continue as a going concern. The conditions and events that previously raised substantial doubt have been alleviated by management’s plans and actions. Based on current projections, including forecasted cash flows related to net product sales of Zelsuvmi, proceeds from the convertible note agreement in November 2025, proceeds from the initial draw of the January 2026 Venture Loan and Security Agreement, and the potential additional availability under the January 2026 Venture Loan and Security Agreement, management believes it has sufficient capital, or access to capital, to fund its operations through at least the next twelve months following the issuance of the accompanying condensed consolidated financial statements and management has concluded there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40, Presentation of Financial Statements - Going Concern. While risks remain, management believes available liquidity and cash generation from operations are sufficient for near-term needs.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(20,790)	$(1,079)
Investing activities	(196)	—
Financing activities	27,523	625
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,537	$(454)
Net Cash Used in Operating Activities
The increase in cash used in operations from the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributable to (i) the timing of the Merger, which closed on July 1, 2025, resulting in a full six months of post-Merger operations during the 2026 period, and (ii) changes in working capital associated with the launch and ongoing commercialization efforts associated with Zelsuvmi, including routine operating fluctuations in inventory, license obligations, accounts receivable and accounts payable. The increase was also driven by higher cash royalties, rebates, coupons, and distribution costs associated with our increased gross product sales, increased cash interest payments, higher employee compensation costs, and payments of contingent consideration.
For the six months ended June 30, 2026, net cash used in operating activities of $20.8 million consisted primarily of a net loss of $48.5 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $4.7 million, (ii) amortization of definite lived intangible assets of $2.1 million, (iii) $0.7 million of depreciation expense, (iv) $2.0 million of accretion of interest expense for royalty obligations, (v) a write-off of inventory of $0.9 million, (vi) $0.1 million of lease amortization, (vii) amortization of debt discount of $0.4 million, (viii) change in fair value of Convertible Notes of $13.3 million, and (ix) a $3.3 million net increase in cash related to changes in operating assets and liabilities.
The favorable impacts to cash related to changes in operating assets and liabilities was primarily due to (i) a change in accrued expenses of $6.4 million, (ii) a change in accounts payable of $2.8 million, (iii) a $1.4 million change in inventory, (iv) a change in operating lease assets of $0.2 million, and (v) a change in prepaid expenses of $0.1 million. The unfavorable impacts to cash related to changes in (i) accounts receivable of $5.6 million, (ii) contingent consideration of $1.2 million, (iii) operating lease liabilities of $0.3 million and (iv) deferred revenue of $0.4 million.
For the six months ended June 30, 2025, the Company incurred a net loss of $5.4 million and net cash flows used in operating activities was $1.1 million. The cash flow used in operating activities was primarily due to the net loss, offset by stock-based compensation expense of $0.9 million, amortization of debt discount of $0.3 million, and a change in accounts payable of $3.1 million.

Net Cash Used in Investing Activities
For the six months ended June 30, 2026, net cash flows used in investing activities was $0.2 million, related primarily to purchases of property and equipment of $0.2 million.
The Company neither received nor used cash in investing activities during the six months ended June 30, 2025.
Net Cash Provided by Financing Activities
For the six months ended June 30, 2026, net cash flows provided by financing activities were $27.5 million, primarily from the January 12, 2026 Venture Loan and Security Agreement net proceeds.
For the six months ended June 30, 2025, net cash flows provided by financing activities were $0.6 million consisting of net proceeds from loans.
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
Off -Balance Sheet Arrangements
During the six months ended June 30, 2026 and 2025, the Company did not have, and it does not currently have, any off-balance sheet arrangements, as defined under applicable U.S. Securities and Exchange Commission (the “SEC”) rules.
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

See our Annual Report on Form 10-K for a complete listing of all contractual obligations and commitments of the Company as of December 31, 2025, in addition to the following material change during the six months ended June 30, 2026.
Senior Secured Loan Facility
On January 12, 2026 (the “Venture Loan and Security Agreement Closing Date”), the Company, LNHC and CPC, as co-borrowers (together with the Company, the “Borrowers”), entered into a Venture Loan and Security Agreement by and among the Borrowers and Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent (“Horizon”). The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loans”). The proceeds of the Term Loans will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for launch its two recently acquired assets, and for working capital and general corporate purposes. The Borrowers borrowed $30.0 million of the facility on the Venture Loan and Security Agreement Closing Date. As of the Venture Loan and Security Agreement Closing Date, the Borrowers had $20.0 million remaining on the facility that may be borrowed upon the achievement of certain milestones set forth in the agreement. Based on the Borrowers achieving trailing twelve-month net product revenues of $42.3 million as of June 30, 2026, the Borrowers understand they has achieved access to an additional $10.0 million under the agreement, subject to the lender’s discretion. Potential access to the remaining $10.0 million continues to be subject to the achievement of the applicable milestones set forth in the agreement.
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
There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 19, 2026, other than the Venture Loan and Security Agreement which closed on January 12, 2026, described in Note 7 — “Notes Payable.”
The Company analyzed the terms of the Venture Loan and Security Agreement and its embedded features concluding it appropriate to account for the Initial Horizon Warrants as freestanding financial instruments with equity classification. As the Initial Horizon Warrants are equity classified, the proceeds from the Venture Loan and Security Agreement were allocated based on the relative fair values of the Term Loans and the Initial Horizon Warrants, with the amount allocated to the Initial Horizon Warrants recorded as additional paid-in-capital. The Term Loans were recorded at the proceeds received, less applicable discounts. The final payment, debt issuance costs and allocation of fair value of the Initial Horizon Warrants are being amortized to interest expense over the term of the loan.
The fair value of the Initial Horizon Warrants was estimated using the Black-Scholes valuation model, which required the Company to make significant assumptions, including the expected volatility of the Common Stock, the expected term of the warrants, the risk-free interest rate and expected dividend yield. Changes in these assumptions could result in a materially different allocation of proceeds between the Term Loans and the Initial Horizon Warrants, which would affect the amount of debt discount recognized at issuance and the amount of interest expense recognized over the term of the loan.
Recently Issued and Adopted Accounting Pronouncements
We describe the impact of recently issued accounting pronouncements that apply to us in Note 2 of Item 1 of this Quarterly Report on Form 10-Q.
Emerging Growth Company
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
As of June 30, 2026, our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of such date at the reasonable assurance level.

Material Weakness
Management conducted an evaluation of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2026 because of a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025. The restatement resulted from a misapplication of ASC 820, Fair Value Measurements, related to certain Level 3 fair value measurement of the Company’s convertible debt, including valuation methodologies, specific valuation assumptions, and inputs, in the Company’s previously issued condensed consolidated financial statements for such periods. Specifically, our controls did not operate effectively to identify and evaluate the valuation impact of certain provisions in the Convertible Notes Subordination Agreement entered into in January 2026, including the effect of the subordination on the extended payoff terms and the conversion rate reset feature.
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
Changes in Internal Control over Financial Reporting
Except as disclosed above, there have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Lang Demand Letter
On July 24, 2025, the Company received a demand letter (the “Lang Demand Letter”) from an attorney representing Dr. Eric Lang, the former Chief Medical Officer of the Company. The Lang Demand Letter asserted that the Company breached Dr. Lang’s employment contract with the Company and violated Dr. Lang’s rights under New Jersey wage and hour laws and the federal Consolidated Omnibus Budget Reconciliation Act. The Lang Demand Letter asserted potential liability of as much as $1,008,095, an amount that included liquidated damages of $640,000 that the Company believed was unavailable under applicable law. The Company settled the matter without payment of any liquidated damages. During the fourth quarter of 2025, the Company paid approximately $326,000 of severance related amounts to Dr. Lang. As of December 31, 2025, the Company had accrued approximately $100,000 representing the final payment due under Dr. Lang’s employment contract, which was paid on March 13, 2026. The Company believes that this matter has been fully resolved.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report, except as follows:
We have restated our condensed consolidated financial statements for the interim period ended March 31, 2026, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
On August 12, 2026, we concluded that, because of a misapplication of ASC 820, Fair Value Measurements, related to certain Level 3 fair value measurements of the Company’s convertible debt we entered into on November 6, 2025, our previously issued condensed consolidated financial statements for the interim period ended March 31, 2026 should no longer be relied upon. As such, we determined that we would restate our condensed consolidated financial statements for the interim period ended March 31, 2026. As a result of this event, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, regulatory or other actions in connection with the restatement or other matters. If any such actions occur, they will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.
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
We identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026. This material weakness resulted in a material misstatement of our convertible debt, change in fair value of convertible debt, other comprehensive income, accumulated deficit and related financial disclosures for the interim period ended March 31, 2026.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our understanding of the nuances of the complex accounting standards that apply to our condensed consolidated financial statements specifically related to fair valuation techniques in accordance with ASC 820, Fair Value Measurements. Our plans at this time include, but are not limited to, (i) discontinuing our current relationship with the external third party valuation firm that was previously used to assist management in the fair value calculation process for the convertible debt; (ii) engaging a more specialized and experienced external third party valuation firm to assist management in determining the fair value of convertible debt and other complex financial instruments; and (iii) increasing the number of finance and accounting personnel within the Company’s accounting department with the expertise to review and identify complex matters and discrepancies in utilized valuation assumptions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025, see Part I, Item 4: Controls and Procedures included in this Quarterly Report.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, the following director and officers terminated a “Rule 10b5-1 trading arrangement” as is defined in Item 408(a) of Regulation S-K:

Name	Title	Date of Termination	Date of Adoption	Aggregate Number of Securities Subject to the Arrangement (1)
Richard Malamut	Director	May 7, 2026	December 12, 2025	5,761
Scott Plesha	Chief Executive Officer	June 15, 2026	December 12, 2025	26,542
John M. Gay	Chief Financial Officer	June 15, 2026	December 12, 2025	9,739
Sai Rangarao	Chief Commercial Officer	June 29, 2026	December 12, 2025	10,098
(1) As of the date of termination, Dr. Malamut had sold 590 shares of Common Stock pursuant to the terms of Mr. Malamut’s Rule 10b5-1 trading arrangement. As of the date of termination, our officers had not sold any shares of Common Stock pursuant to the terms of their Rule 10b5-1 trading arrangements.
Other than as disclosed above, during the three months ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1+
Separation and Release Agreement between Pelthos Therapeutics Inc. and Francis Knuettel II, dated May 15, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2026)

10.2+
Employment Agreement between Pelthos Therapeutics Inc. and John M. Gay, dated April 10, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2026)

10.3+
First Amendment to Executive Employment Agreement between Pelthos Therapeutics Inc. and Scott Plesha, dated April 9, 2026 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 14, 2026)

10.4+
First Amendment to Executive Employment Agreement between Pelthos Therapeutics Inc. and Sai Rangarao, dated April 6, 2026 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 14, 2026)

10.5*	Form of Performance Stock Unit Agreement under the Pelthos Therapeutics Inc. 2023 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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