Form 10-Q
period 2026-09-30
Pelthos Therapeutics Inc.
filed 2026-11-12
CIK 1919246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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
Emerging growth company ☒
If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 5, 2026 is 3,930,709.

PELTHOS THERAPEUTICS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$17,690	$17,973
Restricted cash	473	50
Accounts receivable, net	13,413	8,858
Inventory	21,471	23,574
Prepaid expenses and other current assets	3,019	2,955
Total current assets	56,066	53,410
Property and equipment, net	8,512	9,586
Operating lease right-of-use assets, net	2,933	3,250
Intangible assets, net	36,344	39,470
Goodwill	24,681	24,681
Other assets	281	—
Total assets	$128,817	$130,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,717	$2,986
Accrued expenses	9,143	8,030
Accrued expenses - related party	4,012	2,334
Accrued milestones - related party	10,000	5,000
Contingent consideration	1,000	2,200
Operating lease liabilities, current portion	650	635
Deferred revenue, current portion	729	966
Other liabilities	819	1,963
Other liabilities - related party	1,365	1,879
Total current liabilities	31,435	25,993
Operating lease liabilities, net of current portion	2,446	2,752
Deferred revenue, net of current portion	911	1,280
Convertible notes payable - related party	38,410	31,441
Venture loan and security agreement, net	26,845	—
Other long-term liabilities	21,447	18,908
Other long-term liabilities - related party	13,509	11,142
Total liabilities	135,003	91,516
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.0001 par value, 150,000 shares authorized, 51,479 and 56,418 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock Series C, $0.0001 par value, 5,000 shares authorized, 2,600 and 2,600 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,895,017 and 3,234,423 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	111,675	103,675
Accumulated other comprehensive income	3,318	—
Accumulated deficit	(121,179)	(64,794)
Total stockholders' (deficit) equity	(6,186)	38,881
Total liabilities and stockholders' equity	$128,817	$130,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Net product revenues	$15,213	$7,112	$41,298	$7,112
License and collaboration revenues	182	294	606	294
Total revenue	15,395	7,406	41,904	7,406
Operating expenses
Cost of goods sold(1)	1,661	2,316	6,944	2,316
Selling, general and administrative(2)	18,845	18,383	63,117	22,739
Research and development	1,019	145	1,805	854
Royalty expense(3)	2,510	1,245	7,015	1,245
Amortization of intangible assets	1,053	679	3,127	679
Total operating expenses	25,088	22,768	82,008	27,833
Operating loss	(9,693)	(15,362)	(40,104)	(20,427)
Other (expense) income
Interest expense	(2,269)	(1,346)	(7,011)	(1,698)
Change in fair value of convertible debt	4,067	—	(9,270)	—
Interest income and other income	—	5	—	5
Total other (expense) income	1,798	(1,341)	(16,281)	(1,693)
Net loss before provision (benefit) for income taxes	(7,895)	(16,703)	(56,385)	(22,120)
Provision (benefit) for income taxes	—	(465)	—	(465)
Net loss	$(7,895)	$(16,238)	$(56,385)	$(21,655)

Other comprehensive income:
Change in fair value of convertible debt due to instrument credit risk	1,240	—	3,318	—
Comprehensive loss	$(6,655)	$(16,238)	$(53,067)	$(21,655)

Net loss per common share - basic and diluted	$(2.04)	$(5.30)	$(15.78)	$(14.92)
Weighted average number of common shares outstanding - basic and diluted	3,862,896	3,061,735	3,573,387	1,451,152
(1)Excludes amortization and royalty expense. See Note 2 to the condensed consolidated financial statements for detail.
(2)Includes related party milestone expense of $5,000 for the nine months ended September 30, 2026. See Note 2 to the condensed consolidated financial statements for detail.
(3)Includes related party royalty expense of $2,206 and $5,988 for the three and nine months ended September 30, 2026, respectively, and $1,031 for each of the three and nine months ended September 30, 2025. See Note 2 to the condensed consolidated financial statements for detail.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Common Shares Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (As Restated)	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (Deficit) (As Restated)
Balance, December 31, 2025	56,418	$—	2,600	$—	3,234,423	$—	$103,675	$—	$(64,794)	$38,881
Stock-based compensation	—	—	—	—	—	—	1,908	—	—	1,908
Shares issued upon vesting of restricted stock units	—	—	—	—	15,488	—	—	—	—	—
Warrants issued for venture loan and security agreement	—	—	—	—	—	—	1,362	—	—	1,362
Conversion of Preferred A Shares	(1,200)	—	—	—	120,000	—	—	—	—	—
Change in fair value of convertible debt due to instrument credit risk	—	—	—	—	—	—	—	2,188	—	2,188
Net loss	—	—	—	—	—	—	—	—	(25,073)	(25,073)
Balance, March 31, 2026	55,218	$—	2,600	$—	3,369,911	$—	$106,945	$2,188	$(89,867)	$19,266
Stock-based compensation	—	—	—	—	—	—	2,760	$—	—	2,760
Shares issued upon vesting of restricted stock units	—	—	—	—	35,007	—	—	—	—	—
Exercise of stock options	—	—	—	—	4,706	—	—	—	—	—
Conversion of Preferred A Shares	(3,090)	—	—	—	309,000	—	—	—	—	—
Change in fair value of convertible debt due to instrument credit risk	—	—	—	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	—	—	—	(23,417)	(23,417)
Balance, June 30, 2026	52,128	$—	2,600	$—	3,718,624	$—	$109,705	$2,078	$(113,284)	$(1,501)
Stock-based compensation	—	—	—	—	—	—	1,943	—	—	1,943
Shares issued upon vesting of restricted stock units	—	—	—	—	109,514	—	—	—	—	—
Exercise of stock options	—	—	—	—	1,979	—	27	—	—	27
Conversion of Preferred A Shares	(649)	—	—	—	64,900	—	—	—	—	—
Change in fair value of convertible debt due to instrument credit risk	—	—	—	—	—	—	—	1,240	—	1,240
Net loss	—	—	—	—	—	—	—	—	(7,895)	(7,895)
Balance, September 30, 2026	51,479	$—	2,600	$—	3,895,017	$—	$111,675	$3,318	$(121,179)	$(6,186)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (CONTINUED)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred A Shares	Preferred A Shares Par	Preferred C Shares	Preferred C Shares Par	Common Shares	Common Shares Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2024	—	$—	2,600	$—	610,389	$—	$18,761	$—	$(21,475)	$(2,714)
Stock-based compensation	—	—	—	—	—	—	456	—	—	456
Shares issued upon vesting of restricted stock units	—	—	—	—	4,635	—	—	—	—	—
Shares issued for services	—	—	—	—	1,692	—	30	—	—	30
Shares issued for cash	—	—	—	—	1,650	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,968)	(1,968)
Balance, March 31, 2025	—	$—	2,600	$—	618,366	$—	$19,247	$—	$(23,443)	$(4,196)
Stock-based compensation	—	—	—	—	—	—	394	—	—	394
Shares issued upon vesting of restricted stock units	—	—	—	—	4,635	—	—	—	—	—
Shares issued for services	—	—	—	—	1,389	—	19	—	—	19
Shares issued for conversion of notes	—	—	—	—	48,938	—	737	—	—	737
Stock split	—	—	—	—	(8)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,449)	(3,449)
Balance, June 30, 2025	—	$—	2,600	$—	673,320	$—	$20,397	$—	$(26,892)	$(6,495)
Stock-based compensation	—	—	—	—	—	—	2,812	—	—	2,812
Shares issued upon vesting of restricted stock units	—	—	—	—	22,155	—	—	—	—	—
Exercise of stock options	—	—	—	—	6,500	—	85	—	—	85
Stock split	—	—	—	—	7,754	—	—	—	—	—
Shares issued in Acquisition of LNHC, Inc.	31,278	—	—	—	—	—	39,410	—	—	39,410
Shares issued in PIPE Financing	50,100	—	—	—	—	—	38,678	—	—	38,678
Conversion of Preferred A Shares	(23,810)	—	—	—	2,381,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(16,238)	(16,238)
Balance, September 30, 2025	57,568	$—	2,600	$—	3,090,729	$—	$101,382	$—	$(43,130)	$58,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(56,385)	$(21,655)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of interest for royalty obligations	2,835	1,316
Change in fair value of convertible notes	9,270	—
Depreciation of property and equipment	1,030	389
Amortization of intangible assets	3,127	679
Amortization of debt discount	684	259
Lease amortization expense	204	74
Stock-based compensation	6,611	3,662
Non-cash interest expense	1,187	—
Inventory write-off	925	792
Deferred income tax	—	(465)
Changes in operating assets and liabilities:
Accounts receivable	(4,555)	(7,940)
Inventory	1,577	1,385
Prepaid expenses and other current assets	(64)	(1,411)
Operating lease right-of-use assets	317	243
Accounts payable	631	4,031
Accrued expenses	7,753	2,689
Operating lease liabilities	(495)	(189)
Deferred revenue	(606)	(294)
Other assets and liabilities	—	97
Net cash used in operating activities	(25,954)	(16,338)
Cash flow from investing activities:
Purchases of property and equipment	(256)	—
Acquisition of LNHC, Inc.	—	2,761
Net cash (used in) provided by investing activities	(256)	2,761

Cash flow from financing activities:
Proceeds from venture loan and security agreement, net of issuance costs	29,337	—
Proceeds from PIPE, net	—	27,384
Proceeds from stock option exercises	27	85
Proceeds from loan payable, net of debt discount	—	693
Payment of venture loan and security agreement issuance costs	(1,814)	—
Payment of loan payable, net of debt discount	—	(845)
Payment of contingent consideration	(1,200)	—
Net cash provided by financing activities	26,350	27,317
Net increase in cash and cash equivalents and restricted cash	140	13,740
Cash, cash equivalents and restricted cash as of beginning of period	18,023	513
Cash, cash equivalents and restricted cash as of end of period	$18,163	$14,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

PELTHOS THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (CONTINUED)
(Unaudited)
(in thousands, except share and per share amounts)

Nine Months Ended September 30,
2026	2025

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$17,690	$14,203
Restricted cash	473	50
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,163	$14,253

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$2,295	$19

Supplemental non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$100	$—
Warrants issued for venture loan and security agreement	$1,362	$—
Payment-in-kind on convertible debt	$1,017	$—
Unpaid fees in connection with PIPE	$281
Offering costs recorded to debt discount	$—	$39
PIPE proceeds allocated to accounts payable	$—	$1,776
PIPE proceeds allocated to debt payable	$—	$20,340
PIPE proceeds allocated to fees	$—	$600
Royalty agreement liability reclassified from additional paid in capital	$—	$10,821
Shares issued for payment of accounts payable or for services	$—	$50
Conversion of notes to common stock	$—	$737
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
Chromocell Therapeutics Corporation (“Chromocell”) was incorporated in Delaware on March 19, 2021. On November 18, 2024, Chromocell merged with and into its wholly owned subsidiary, Channel, a Nevada corporation, pursuant to an agreement and plan of merger, dated as of November 18, 2024, for the purposes of reincorporating Chromocell in Nevada.
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

The Merger
On July 1, 2025 (the “Merger Closing Date”), the Company consummated a merger transaction (the “Merger”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, CHRO Merger Sub, Inc. a Delaware Corporation and a wholly owned subsidiary of the Company (“Merger Sub”), LNHC, and solely for the purposes of Article III of the Merger Agreement, Ligand. Pursuant to the Merger Agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly owned subsidiary of the Company and (ii) the Company’s name was changed from “Channel Therapeutics Corporation” to “Pelthos Therapeutics Inc.”
The Merger was accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Company and LNHC each meet the definition of a business as defined by ASC 805 by virtue of having inputs, processes and outputs. In addition, LNHC met the definition of a variable interest entity given the entity did not have sufficient equity to finance its activities without additional financial support, as assessed immediately prior to the Merger. Finally, the Company owned 100% of the shares of LNHC following the close of the Merger and was therefore the primary beneficiary of the LNHC business. As a result, the Company was deemed to be the accounting acquirer in the Merger, and the Merger was accounted for as a business combination in which the Company acquired the LNHC business. The LNHC assets acquired, and liabilities assumed in connection with the Merger are recorded at their acquisition date fair values. See Note 3 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition.
At the effective time of the Merger, the Company issued an aggregate of 31,278 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Ligand as consideration for the LNHC shares.
The shares of Series A Preferred Stock issued to Ligand in the Merger were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
The shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) listed on the NYSE American LLC (“NYSE American”), previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO,” commenced trading on NYSE American under the ticker symbol “PTHS” on July 2, 2025. The Company’s Common Stock is identified by CUSIP number 171126 204.
The July 1, 2025 Merger resulted in the Company having (i) a commercial product, Zelsuvmi; (ii) the facility, equipment and know-how to manufacture the API used in Zelsuvmi; and (iii) clinical-stage NaV1.7 assets.
Securities Purchase Agreement
Concurrently with the execution of the Merger Agreement, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LNHC and certain investors, which included Ligand (collectively, the “PIPE Investors”), pursuant to which, among other things, on the Merger Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of Series A Preferred Stock at a price per share equal to $1,000 (such transaction, the “PIPE Financing”). The gross proceeds from the PIPE Financing were approximately $50,100, consisting of approximately $50,000 in consideration and the conversion of approximately $100 of principal payable under an outstanding convertible note with a related party issued by the Company, before paying estimated expenses and before the settlement of certain outstanding bridge notes with the PIPE Investors, described below.
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

Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock, par value $0.0001 per share equal to (i) $1,000, subject to adjustment, plus any declared and unpaid dividends thereon as of such date of determination, plus any other amounts owed to such holder pursuant to the Certificate of Designations of Rights and Preferences of Series A Preferred Stock (the “Certificate of Designations”), divided by (ii) $1 (adjusted to $10.00 as a result of the 1-for-10 reverse stock split effected on July 1, 2025), subject to adjustments.
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
The shares of Series A Preferred Stock issued and sold to the PIPE Investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
The closing of the PIPE Financing occurred on July 1, 2025, immediately prior to the consummation of the Merger.
On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of the Company’s Common Stock (after giving effect to the 1-for-10 reverse stock split discussed in Note 10 — “Stockholders’ Equity”), by providing the Company with a completed and signed Conversion Notice under the Certificate of Designations. Approximately 57,568 shares of the Company’s Series A Preferred Stock were issued and outstanding immediately following the effective time of the Merger. Immediately following the Merger and the PIPE Financing, the Company’s security holders as of immediately prior to the Merger owned approximately 7.4% of the outstanding shares of the Company and LNHC security holders owned approximately 56.1% of the outstanding shares of the Company, in each case on a fully diluted basis, calculated using the treasury stock method.
Net Proceeds from PIPE Financing
Certain PIPE Investors were a party to the Zelsuvmi Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “July 1, 2025 Royalty Agreements”) as described in Note 9 — “License and Other Agreements.” Further, certain PIPE Investors were not a party to the July 1, 2025 Royalty Agreements. As the PIPE Financing and July 1, 2025 Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company accounts for future royalties due as liabilities and accretes the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the royalty agreements.
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

The following are details of the Merger and PIPE Financing as it relates to Series A Preferred Stock and proceeds from the PIPE Financing:

	Shares of Series A Preferred Stock Issued	Allocated Gross Proceeds	Notes Settlement	Payables Settlement and Expenses	Net Proceeds
Beginning Balance as of July 1, 2025	—	$—	$—	$—	$—
Series A Preferred Stock Issued - Merger	31,278	—	—	—	—
Series A Preferred Stock Issued - PIPE Financing	50,100	50,100	(20,340)	(2,376)	27,384
Series A Preferred Stock Converted to Common Stock	(23,810)	—	—	—	—
Ending Balance as of July 1, 2025	57,568	$50,100	$(20,340)	$(2,376)	$27,384
Recent Developments
On October 30, 2026, the Company entered into an Agreement and Plan of Merger with Castle Creek Biosciences, Inc. and the other parties thereto, as well as a securities purchase agreement with certain investors. See Note 14 — “Subsequent Events” for additional detail.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, and the impact of the Company’s restatement of its condensed consolidated financial statements for the Affected Period (as defined below) considered necessary for a fair presentation of the results for the three and nine months ended September 30, 2026 and 2025. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 19, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods. In addition, because the Merger was effective July 1, 2025, the Company’s financial results for the nine months ended September 30, 2026 are not directly comparable to the results for the nine months ended September 30, 2025.
There have been no material changes to the Company’s significant accounting policies as described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Restatement of Previously Issued Financial Statements
On August 12, 2026, the Company revised its prior position on accounting for its Convertible Notes (see Note 7 — “Notes Payable”) and concluded that its previously issued condensed consolidated financial statements for the quarter ended March 31, 2026 (the “Affected Period”) should not be relied upon because of a misapplication in the ASC 820, Fair Value Measurements (“ASC 820”), guidance related to certain Level 3 fair value measurements of the Company’s convertible debt, including valuation methodologies, specific valuation assumptions, and inputs. On August 13, 2026, the Company restated its condensed consolidated financial statements for the Affected Period in its Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended March 31, 2026. Accordingly, the accompanying condensed consolidated financial statements and footnotes reflect the previously restated amounts for the Affected Period, as applicable.

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
See Note 3 — “Acquisition of LNHC, Inc.” for further information regarding the LNHC acquisition.
Liquidity and Ability to Continue as a Going Concern
The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•Net cash flows used in operating activities for the three months ended September 30, 2026, June 30, 2026, and March 31, 2026 were $5,164, $7,664, and $13,126, respectively. Net cash flows used in operating activities for the nine months ended September 30, 2026 was $25,954.
•As of September 30, 2026, the Company had cash and cash equivalents of approximately $17,690 and working capital of $24,631. Working capital represents current assets less current liabilities as reported on the Company’s condensed consolidated balance sheets.
•For the nine months ended September 30, 2026, the Company recorded net product revenues in the amount of $41,298.
•Since the commercial launch of Zelsuvmi in July of 2025, the Company has recorded net product revenues in its preceding five fiscal quarters ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026 and September 30, 2026 of $7,112, $9,094, $10,665, $15,420, and $15,213, respectively. The quarter over quarter percentage changes in net product revenues over the prior four fiscal quarters ending December 31, 2025, March 31, 2026, June 30, 2026 and September 30, 2026 were increases of 28%, 17%, 45%, and a decline of 1%, respectively.
•For the three and nine months ended September 30, 2026, the Company reported net loss of $7,895 and $56,385, respectively. As of September 30, 2026, the Company had an accumulated deficit of $121,179.
•As discussed in Note 14 — “Subsequent Events,” the Company borrowed an additional $10,000 from the lending facility established by the Venture Loan and Security Agreement (as defined below) on October 30, 2026. The lending facility also provides for up to an additional $10,000 in funding, which the lender may elect to fund in its sole discretion on or prior to December 31, 2027, subject to, among other conditions, the Company achieving trailing twelve-month net revenue of at least $70,000. For the trailing twelve months ended September 30, 2026, the Company’s net product revenue was $50,392. The Company has not included any such additional funding beyond the $10,000 borrowed on October 30, 2026 in its going concern assessment.
The Company believes that its existing cash and cash equivalents as of September 30, 2026, plus (i) expected receipts associated with product sales from its commercial product portfolio, including Zelsuvmi, Xepi (commercial launch expected in the first quarter of 2027), and Xeglyze (commercial launch expected in the third quarter of 2027); and (ii) the additional $10,000 proceeds from the amended and restated Venture Loan and Security Agreement borrowed on October 30, 2026 (see Note 14 — “Subsequent Events” for detail), will provide it with sufficient liquidity to fund its planned operating needs for one year from the date that these condensed consolidated financial statements are issued, based on the Company’s current commercial operating forecast and related assumptions.

The Company has not relied on the transactions contemplated by the 2026 Merger Agreement or the 2026 Securities Purchase Agreement, as described in Note 14 — “Subsequent Events”, in reaching the conclusion above in its going concern assessment, as the closing of the 2026 Merger Agreement is subject to customary closing conditions and the closing of the 2026 Securities Purchase Agreement is conditioned on the closing of the Mergers. There can be no assurance that either transaction will close on the expected terms or timeline, or at all. However, if both transactions close, the Company believes the additional net cash proceeds from the 2026 Securities Purchase Agreement, which is contingent on the closing of the Mergers contemplated by the 2026 Merger Agreement (see Note 14 — “Subsequent Events” for detail), as offset by the expected operating cash utilization associated with a potential combined entity, would provide the combined company with sufficient liquidity to fund its planned operating needs for one year from the date that these condensed consolidated financial statements are issued, subject to the combined company meeting its pro forma commercial operating forecast and projections.
Variability in the Company’s commercial operating forecast and projections, driven primarily by (i) Zelsuvmi commercial product sales, (ii) timing of operating expenditures, and (iii) unanticipated changes in net working capital, will impact the Company’s cash forecast. In addition, subject to the close of the 2026 Merger Agreement and the 2026 Securities Purchase Agreement, including related transactions, variability in the forecasted expected operating cash flows of a combined business, driven by (i) costs associated with the proposed transaction; and (ii) operating cash flows specifically related to the acquired business; will impact the Company’s cash forecast.
If the Company does not meet its current Zelsuvmi commercial product sales forecast, which is a critical estimate in its operating cash flow projections used in its going concern consideration, or raise additional debt or equity capital on acceptable terms, or at all, the Company will need to reduce its planned operating activities, including, but not limited to, delaying, reducing, or eliminating certain planned commercialization or developmental activities. Such actions could delay commercialization and development timelines and could have a material adverse effect on its business, results of operations, financial condition and market valuation.
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
Significant estimates made by management include provisions for distribution service fees, co-payment assistance, government and payor rebates and fees, inventory net realizable value, useful lives of amortizable intangible assets, valuation of assets and liabilities in business combinations, valuation of convertible debt, developmental timelines and commercial forecasts related to licensed products, valuation of future obligations related to licensees and contractual payments, deferred income taxes and contingencies. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications
The following table summarizes the reclassifications made to the prior-period financial statements:

Condensed Consolidated Financial Statement	Period	Prior Presentation	Current Presentation
Condensed Consolidated Balance Sheet	As of December 31, 2025	Other liabilities and Other long-term liabilities included both related party and non-related party balances	Other liabilities and Other long-term liabilities are each presented separately as related party and non-related party amounts
Condensed Consolidated Balance Sheet	As of December 31, 2025	Accrued expenses included both related party and non-related party balances	Accrued expenses and accrued milestones are each presented separately as related party and non-related party amounts
Condensed Consolidated Statements of Operations	Three and nine months ended September 30, 2025 Three months ended March 31, 2026 and Three months ended June 30, 2026 included in the Nine months ended September 30, 2026	Royalty expense included in selling, general and administrative expense	Royalty expense presented separately
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)	Three months ended March 31, 2025 and 2026 Three months ended June 30, 2025	Separate presentation of Stock-based compensation and Restricted stock unit expense	Combined Stock-based compensation to include Restricted stock unit expense
Condensed Consolidated Statements of Cash Flows	Nine months ended September 30, 2025	Change in deferred income tax included in changes in operating assets and liabilities	Change in deferred income tax considered a non-cash reduction to net loss
Condensed Consolidated Statements of Cash Flows	Three months ended March 31, 2026 Six months ended June 30, 2026	Non-cash interest expense related to Convertible Notes included in changes in accrued expenses and other long-term liabilities	Non-cash interest expense presented separately
Condensed Consolidated Statements of Cash Flows	Six months ended June 30, 2026	Payment of contingent consideration included in changes in operating assets and liabilities	Payment of contingent consideration included in financing activities
These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ equity, net loss or the net change in cash, cash equivalents and restricted cash.
Restricted Cash
Restricted cash as of September 30, 2026 relates to a deposit account securing the Company’s corporate credit card program and a deposit account set up for the benefit of Nomis RoyaltyVest LLC associated with the Zelsuvmi Royalty Agreement, as described in Note 9 — “License and Other Agreements.”

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, and these deposits may at times be in excess of federally insured limits. In addition, the Company monitors economic conditions and assesses the creditworthiness of its customers on an on-going basis. The Company regularly communicates with its customers regarding the status of receivable balances and has not experienced any issues with collectability. The time between the recognition of revenue and the receipt of payment is not significant. As of September 30, 2026, the Company had not recorded an allowance for expected credit losses, based on its history of successful collections from its customers. The Company has had no historical write-offs related to its customers or receivables.
The following table presents the percentage of total gross accounts receivable attributable to three of the Company’s wholesale customers as of the respective period ends:

	September 30, 2026	December 31, 2025
Customer A	32%	38%
Customer B	25%	31%
Customer C	29%	21%
Total percentage of gross accounts receivable	86%	90%
The following table presents the percentage of total gross product revenue attributable to these three wholesale customers during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	34%	28%	34%	27%
Customer B	24%	33%	24%	33%
Customer C	25%	31%	27%	31%
Total percentage of gross product revenue	83%	92%	85%	91%
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
During the three and nine months ended September 30, 2026, the Company assessed its financial performance, including both its publicly traded Common Stock share price and its net revenue and cash flow projections, and did not identify any triggering events that would indicate potential impairment related to its intangible assets or goodwill.
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
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacture, production, packaging, and distribution of the Company’s commercial products. These costs primarily consist of manufacturing costs, including allocated overhead, supply costs, quality control and assurance costs, and freight and shipping charges incurred in fulfilling customer orders.
The Company’s developed technology intangible asset amortization and royalty expense are excluded from cost of goods sold. All cost of goods sold recognized during the three and nine months ended September 30, 2026 and 2025 relates to net product revenues. No cost of goods sold was recognized in connection with license and collaboration revenue.
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

The amount of expense related to inventory write down as a result of excess, obsolescence, scrap, or other reasons is recorded as cost of goods sold in the condensed consolidated statements of operations. The Company wrote off $925 of commercial API inventory during the nine months ended September 30, 2026. These write-offs related primarily to three batches of commercial API produced during the second quarter of 2026 that were identified, through the Company’s routine in-process quality control and testing, as narrowly falling outside specific tolerances for use in commercial drug product. The underlying procedural cause of these out-of-specification results was addressed and subsequent API manufacturing has commenced and met specifications. The Company recorded work-in-process write-offs of $792 during the three and nine months ended September 30, 2025 related to specification tolerances.
As part of the Merger, certain inventoried items were revalued subject to ASC 805. See Note 3 — “Acquisition of LNHC, Inc.” for additional detail.
Basic and Diluted Net Loss per Common Share
Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of shares issuable through Common Stock equivalents. The weighted-average number of common shares outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive. The following securities, presented on a Common Stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and nine months ended September 30, 2026 and 2025 because their inclusion would have been anti-dilutive due to the net loss reported in each of those periods.
All amounts presented in the table below represent the outstanding number of issuable Common Stock equivalents as of the end of each period indicated:

	September 30, 2026	September 30, 2025
Convertible notes payable	639,653	—
Series A Preferred Stock	5,147,900	5,756,800
Series C Preferred Stock	34,667	34,667
Warrants to purchase Common Stock	70,988	5,500
Stock options	1,505,752	1,529,401
Nonvested restricted stock units	310,570	471,486
A total of 174,250 unvested performance stock units outstanding as of September 30, 2026 are excluded from the calculation of diluted earnings (loss) per share because they are contingently issuable upon achievement of a predetermined fiscal year 2026 net revenue target, which had not been met as of that date.
Related Party Transactions
The Company has entered into royalty financing agreements and a convertible note agreement with certain investors, including Ligand, and other beneficial owners of more than 5% of the Company’s Common Stock.
Related-party liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Convertible notes payable - related party(1) (Note 7)	$38,410	$31,441
Accrued interest on related party convertible notes payable(1) (Note 7)	404	—
Accrued milestones - related party(2)	10,000	5,000
Accrued expenses - related party(3)	4,012	2,334
Royalty financing obligations - related party (3) (Note 9)	14,470	13,021
Total related party liabilities	$67,296	$51,796

(1) Ligand holds 50% of the Company’s Convertible Notes, whereas other related parties hold the balance.
(2) Represents two milestone payments due to Ligand totaling $10,000 related to Zelsuvmi as of September 30, 2026 and one milestone payment due to Ligand totaling $5,000 related to Zelsuvmi as of December 31, 2025. As discussed in Note 9 — “License and Other Agreements,” Ligand entered into subordination agreements related to the Venture Loan and Security Agreement (as defined below) which prohibits the Company from making milestone payments on the Zelsuvmi License (as defined below), until certain defined criteria are achieved. Milestone expense related to Zelsuvmi is included in selling, general and administrative expense on the Company’s condensed consolidated statements of operations.
(3) The sales based royalties payable and related party royalty financing obligations consist of the Zelsuvmi Royalty Agreement, Channel Products Royalty Agreement and the Xepi Royalty Agreement and Sato Payments, as defined in Note 9 — “License and Other Agreements.” Royalty expense related is included in Royalty expense on the Company’s condensed consolidated statements of operations. The current and long-term portions of these obligations are presented separately on the Company’s condensed consolidated balance sheets as Other liabilities - related party and Other long-term liabilities - related party.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have an effect on the Company’s condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for reporting periods beginning after December 15, 2025, with early adoption permitted. The adoption of this ASU did not have an effect on the Company’s condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The requirements of the ASU are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities can elect to apply this guidance prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact ASU No. 2025-06 will have on its condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU No. 2025-11 addresses the form and content of interim financial statements and disclosure requirements and establishes a principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities can elect to apply this guidance prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its condensed consolidated financial statement disclosures.
Other new accounting pronouncements issued, but not effective until after September 30, 2026, did not and are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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
The Company finalized the allocation of the consideration transferred to the tangible and intangible assets acquired and liabilities assumed of LNHC as of July 1, 2025, based on their estimated fair values, including measurement period adjustments recorded during the measurement period. The final allocation of the consideration transferred is as follows:

Cash and cash equivalents	$2,761
Accounts receivable	48
Inventory	26,203
Prepaid expenses and other current assets	1,189
Intangible assets	33,200
Property and equipment	10,633
Operating lease right-of-use assets	3,595
Other assets	65
Accounts payable	(1,562)
Accrued liabilities(1)	(9,201)
Short-term Bridge loan	(18,785)
Deferred revenue, current portion	(1,072)
Operating lease liabilities, current portion	(625)
Deferred revenue, long-term portion	(1,763)
Operating lease liabilities, long-term portion	(2,970)
Deferred tax liability	(7,387)
Other long-term liabilities	(19,600)
Fair value of net assets acquired	14,729
Goodwill	24,681
Consideration transferred	$39,410
(1)Includes a $5,000 milestone payment due to Ligand related to Zelsuvmi. This milestone payment due to Ligand is included in accrued milestones - related party on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
The Company finalized the fair value of assets acquired and liabilities assumed in connection with the Merger within the one-year measurement period. During the measurement period, the Company refined its estimates as additional information pertaining to events or circumstances that existed at the Merger Closing Date became available and final appraisals and analyses were completed. The resulting measurement period adjustments have been recorded.

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
The fair value of developed technology was estimated using the “multi-period excess earnings” method, an income approach that considers the net cash flows expected to be generated by the intangible asset by excluding any cash flows related to contributory assets. Significant assumptions include the expected useful life of the patent, contributory asset charges and the concluded discount rate. The developed technology is being amortized on a straight-line basis over an estimated useful life of 12.2 years. The $32,200 fair value of the developed technology is within intangible assets in the table above.
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
The fair value of the Reedy Creek Investments LLC (“Reedy Creek”) liability was estimated using the income approach that considers the royalties based on sales of Zelsuvmi. The $19,600 fair value of this agreement is within other long-term liabilities in the table above. Significant assumptions include the management’s revenue forecast, royalty rate, and concluded discount rate. See Note 8 — “Reedy Creek Liability” for additional detail regarding the fair value of the Reedy Creek liability.
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
The pro forma financial information has been calculated after applying the Company’s accounting policies, includes adjustments for transaction-related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$15,395	$7,406	$41,904	$8,017
Net loss	$(7,895)	$(16,238)	$(56,385)	$(42,747)
For the nine months ended September 30, 2025, the Company recorded Merger related expenses of $1,022 in its condensed consolidated statements of operations within selling, general and administrative expense.

NOTE 4 - BALANCE SHEET ACCOUNT DETAILS
Inventory consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$720	$436
Work-in-process	13,426	16,556
Finished goods	7,325	6,582
Total inventory	$21,471	$23,574
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
Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prescription Drug User Fee Act (PDUFA) fees	$111	$442
Drug product manufacturing subcontractor	351	—
Insurance	936	766
Deposits for meetings and conferences	231	80
Commercial data platforms	580	364
Patient assistance platforms	—	75
Financial reporting platforms	95	98
Deferred offering costs	—	711
Other	715	419
Total prepaid expenses and other current assets	$3,019	$2,955
Property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Manufacturing and laboratory equipment	$1,852	$1,778
Software	1,083	1,083
Furniture and fixtures	69	70
Computer equipment	255	111
Leasehold improvements	6,039	5,967
Construction-in-progress	1,575	1,509
Property and equipment, cost	10,873	10,518
Less: Accumulated depreciation and amortization	(2,361)	(932)
Total property and equipment, net	$8,512	$9,586
The Company’s depreciation expense was $283 and $1,030 for the three and nine months ended September 30, 2026, respectively and was $389 for each of the three and nine months ended September 30, 2025

Goodwill and other identifiable intangible assets consisted of the following:

	September 30, 2026	December 31, 2025
Indefinite-lived intangible assets
Goodwill	$24,681	$24,681
Definite-lived intangible assets
Developed technology	32,200	32,200
Amended Sato license	715	715
Xepi	6,080	6,080
Xeglyze	1,817	1,817
Website development	214	214
Less: accumulated amortization	(4,682)	(1,556)
Total definite-lived intangible assets	$36,344	$39,470
Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Compensation	$3,426	$3,475
Drug product manufacturing subcontractor	330	292
Commercial, marketing and sales	251	818
Insurance	—	265
Accrued interest	—	234
Royalties payable	539	485
Accrued gross-to-net adjustments	2,876	1,778
Accrued professional fees	1,603	234
Other	118	449
Total accrued expenses	$9,143	$8,030
See Related Party Transactions in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” for further information regarding accrued milestones - related party and accrued expenses - related party, which are not included in the accrued expenses table above.

Other liabilities and other long-term liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Reedy Creek Purchase Agreement	$819	$1,963
Total other liabilities	$819	$1,963

Zelsuvmi Royalty Agreement	$901	$1,540
Xepi Royalty Agreement	367	226
Sato Payments	97	113
Total other liabilities - related party	$1,365	$1,879

Reedy Creek Purchase Agreement	$21,447	$18,908
Total other long-term liabilities	$21,447	$18,908

Zelsuvmi Royalty Agreement	$9,988	$8,233
Xepi Royalty Agreement	2,044	1,928
Sato Payments	1,073	981
Accrued interest on Convertible Notes	404	—
Total other long-term liabilities - related party	$13,509	$11,142
See Note 8 — “Reedy Creek Liability” and Note 9 — “License and Other Agreements” for additional detail regarding the carrying value of certain balances reflected within the accompanying condensed consolidated financial statements.
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill

The Company’s goodwill balance as of September 30, 2026 was $24,681. The entire goodwill balance relates to the LNHC acquisition during the year ended December 31, 2025.
None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been allocated to the Commercial Operations reporting unit and operating segment. See Note 3 — “Acquisition of LNHC, Inc.” for additional detail.
Biofrontera Asset Purchase Agreement
On November 6, 2025, the Company entered into an Asset Purchase Agreement (the “Biofrontera Asset Purchase Agreement”) with Biofrontera Inc., a Delaware corporation (“Biofrontera”), pursuant to which Biofrontera sold all of its right, title and interest in (i) Xepi; (ii) all of the assets of Biofrontera pertaining to the manufacture, sale and distribution of Xepi; (iii) all intellectual property of Biofrontera relating to Xepi, including, without limitation (A) certain patent and patent applications, including all specifically associated goodwill and (B) trademarks and trademark applications, including all specifically associated goodwill; (iv) all preclinical data, records and reports relating to Xepi; (v) certain contracts related to Xepi; (vi) all of the licenses and agreements to which Biofrontera was a party pertaining to the manufacture, sale and distribution of Xepi; and (vii) to the extent transferable in accordance with applicable laws, all regulatory filing related to Xepi.
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

Ferrer License Agreement
On November 6, 2025, the Company entered into a License and API Supply Agreement (the “Ferrer License Agreement”) with Ferrer Internacional, S.A. (“Ferrer”) and Interquim, S.A.U. (“Interquim”). Pursuant to the Ferrer License Agreement, Ferrer has granted the Company an exclusive, sublicensable, royalty-bearing license to manufacture and commercialize Xepi in the U.S., Puerto Rico and the U.S. Virgin Islands (the “Territory”), as well as an exclusive, royalty-free sublicensable license to use Ferrer’s trademarks for the purpose of marketing, distributing, promoting and selling Xepi. Ferrer will supply analytical test methods and other testing know-how required to perform testing as required by applicable regulatory authorities.
Interquim will act as the supplier to the Company of Xepi in the Territory. Pursuant to the Ferrer License Agreement, the Company has agreed to order from Interquim certain minimum amounts of Xepi based on 24-month forecasts provided by the Company, of which the first 8 months of such forecasts will be considered binding. The Company is required to purchase 100% of its requirements for Xepi from Interquim at a specified price during the term of the Ferrer License Agreement.
The initial term of the Ferrer License Agreement is for a twelve-year period following the commercial launch of Xepi and is automatically renewed thereafter for successive one-year periods unless the Company provides notice of termination to Ferrer at least 3 months before the end of then-current term. The Ferrer License Agreement is otherwise terminated in accordance with the termination provisions provided therein.
The Ferrer License Agreement contains certain representations, warranties, limitations of liabilities, confidentiality and indemnity obligations and other provisions customary for an agreement of its type.
The aggregate transaction price payable by the Company to Ferrer includes: (i) an upfront payment of $1,200, which was payable upon the Company’s receipt of the initial quantity of API purchased pursuant to an initial purchase of API, once it was determined that the API strictly complied with all of the requirements and representations and warranties of the Ferrer License Agreement; and (ii) an on-going royalty of 7% based on net sales of Xepi. In addition, the Company also executed a work order related to an initial supply of API in the amount of $456. This upfront purchase was accounted for as a separate transaction.
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
As of the closing date of the Xepi Transaction, the Company determined that the contingent payments are both considered probable and reasonably estimable and recognizes the fair value of the liabilities as part of the cost of the asset acquisition. The Company determined that the full $1,000 and $1,200 contractual values are expected to be paid to Biofrontera and Ferrer, respectively, and therefore recorded the initial liability at $2,200. The Company also believes $2,200 approximates the fair value of the obligation as the Company is expected to receive the API and achieve commercial quantities within one year of the closing date. Given the initial probability of being met, any adjustments to present value are therefore deemed immaterial. As such, the Company recorded $2,200 of contingent consideration within current liabilities on its condensed consolidated balance sheets as of December 31, 2025.
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
Xeglyze Asset Purchase Agreement

On November 20, 2025, the Company entered into a Downpayment Agreement for Xeglyze (the “Downpayment Agreement”) with Hatchtech Pty Ltd. (“Hatchtech”) to purchase the right, title and interest in Xeglyze, an FDA-approved Abametapir lotion treatment for head lice infestation in humans. The purchase includes all assets of the seller pertaining to the associated product intellectual property, preclinical data, associated regulatory materials, and all inventory and other tangible personal property and materials used or held for use in connection with the product. On December 23, 2025, Pelthos and Hatchtech entered into an Asset Purchase Agreement (the “Xeglyze Asset Purchase Agreement”) for the transferred assets.
As outlined by the Downpayment Agreement, the Company was to pay Hatchtech a total purchase price of $1,800, of which $450 was paid as a down payment on November 20, 2025 upon execution of the Downpayment Agreement. On December 29, 2025, the date of closing of the acquisition, the Company paid the remaining $1,350 to Hatchtech.
Though the Xeglyze Asset Purchase Agreement referenced tangible assets, including inventory, components, packaging, supplies, equipment, machinery, tooling, computers, hardware, furniture, and fixtures related to Xeglyze, no tangible assets were transferred to the Company. Additionally, no liabilities were assumed by the Company as a result of the Xeglyze Asset Purchase Agreement. The Company is responsible for all future liabilities that arise on or after the closing date, directly or indirectly.
The Company determined that the acquired assets associated with the Xeglyze Asset Purchase Agreement did not meet the definition of a business and should be accounted for as an asset acquisition. The Company acquired the Xeglyze intellectual property rights including all patents, trade names, trademarks, know-how, technical data, and all other Xeglyze proprietary and intellectual property rights, which are recognized as a single intangible asset. The total purchase price of $1,817, was allocated to the Xeglyze intangible asset, including $17 for transaction costs.
The intangible asset is being amortized over the 9-year expected useful life of the intellectual property, which was determined based on the expiration date of the patent underlying the Xeglyze intellectual property. The Company will assess the remaining useful life of the intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intangible Assets
The Company’s definite-lived intangible assets balance as of September 30, 2026 was $36,344.
The following table presents both definite and indefinite lived intangible assets as of September 30, 2026, comprised primarily of acquired product rights related to the LNHC acquisition, as discussed in Note 3 — “Acquisition of LNHC, Inc.” and the asset acquisitions of Xepi and Xeglyze in the fourth quarter of 2025, described above:

	Carrying Value	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Definite-lived intangible assets
Developed technology	$32,200	$(3,305)	$28,895	10.92
Amended Sato license	715	(285)	430	1.50
Xepi	6,080	(876)	5,204	5.33
Xeglyze	1,817	(155)	1,662	8.22
Website development	214	(61)	153	2.36
Total definite-lived intangible assets	$41,026	$(4,682)	$36,344
Indefinite-lived intangible assets
Goodwill	$24,681		$24,681
Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the respective asset. The Company’s amortization expense was $1,053 and $3,127 for the three and nine months ended September 30, 2026, respectively, and was $679 for the three and nine months ended September 30, 2025.
For the year ended December 31, 2025, the Company recorded an impairment of its Sato license intangible asset, which was recorded as part of the LNHC acquisition on July 1, 2025 in an amount of $285. This impairment was solely related to the change of the expected future cash flows due to the Company based on changes in its rights given as part of the Convertible Securities Purchase Agreement (as defined below), described in Note 7 — “Notes Payable.”
The Company recorded no impairment of goodwill or other intangible assets during the three and nine months ended September 30, 2026 and 2025.
The following table represents annual amortization of definite lived intangible assets for the next five fiscal years, and thereafter:

	Developed Technology	Amended Sato License	Xepi	Xeglyze	Website Development	Total
2026 (October 1 - December 31)	$667	$72	$247	$51	$18	$1,055
2027	2,645	286	975	202	71	4,179
2028	2,653	72	978	203	64	3,970
2029	2,645	—	976	202	—	3,823
2030	2,645	—	975	202	—	3,822
2031 and thereafter	17,640	—	1,053	802	—	19,495
Total amortization	$28,895	$430	$5,204	$1,662	$153	$36,344
NOTE 6 – SATO AGREEMENT
As described in Note 1 — “Organization and Description of Business”, the Company’s wholly owned subsidiary, LNHC, was formed in September 2023 to facilitate the acquisition by Ligand of certain assets and liabilities from Novan in a 363 transaction. Certain Novan agreements were assumed by LNHC in the 363 transaction, and as of the Merger on July 1, 2025, LNHC had certain rights and obligations related to agreements with Sato.

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
Novan’s rights and obligations under the Amended Sato Agreement were assumed by LNHC in the 363 transaction and, on March 24, 2025, were assigned by LNHC to Ligand, subject to the obligations retained by LNHC described below. The Amended Sato Agreement remains in effect. References below to the “licensor” refer to Novan and its successors under the Amended Sato Agreement.
The licensor or its designated contract manufacturer is to supply study materials to Sato for use in the development of SB204 and SB206 in the licensed territory. The rights granted to Sato do not include the right to manufacture the API of SB204 or SB206; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which the licensor or its designated contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory. Under the terms of the Amended Sato Agreement, the licensor also has exclusive rights to certain intellectual property that may be developed by Sato in the future, which the licensor may choose to use for its own development and commercialization of SB204 or SB206 outside of Japan.
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
Sato is responsible for funding the development and commercial costs for the program that are specific to Japan. The licensor is obligated to perform certain oversight, review and supporting activities for Sato, including: using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the United States and sharing all future scientific information it may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206; and participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, the licensor granted Sato the option to use the related trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to the licensor’s approval of such use.
July 1, 2025 Merger
Prior to the Merger on July 1, 2025, on March 24, 2025, LNHC assigned the Amended Sato Agreement to Ligand, however, LNHC assumed certain contractual liabilities and obligations under the Amended Sato Agreement and certain ancillary and supportive agreements related to the Amended Sato Agreement. In consideration of LNHC addressing these contractual obligations, Ligand was obligated to pass through all future payments received from Sato to LNHC, however, this obligation was amended as described in Note 7 — “Notes Payable” on November 6, 2025.
The Company has assessed the accounting treatment historically used by LNHC and has continued to account for the Amended Sato Agreement per ASC 606, Revenue from Contracts with Customers (“ASC 606”) as the Company’s rights and obligations have effectively remained unchanged despite the assignment of the Amended Sato Agreement to Ligand.

The Company concluded that Sato is a customer with respect to all promises in the Amended Sato Agreement, and as such, revenue is recognized in accordance with ASC 606. The Company allocated the transaction price (including the upfront payments received and the unconstrained variable consideration) between the individual performance obligations based on their relative standalone-selling prices. In future periods, the Company could lift the variable consideration constraint from each contingent payment if there were no longer a probable likelihood of significant revenue reversal.
A portion of the transaction price allocated to license performance obligation was recognized in revenues on the date of license delivery. For all other performance obligations, the Company concluded that a cost-based input method for revenue recognition is most appropriate. The Company monitors and reassesses actual and estimated costs over the expected development period to calculate a percentage of completeness for purposes of revenue recognition during each reporting period. The remaining performance obligations include certain oversight, review and supporting activities for Sato, including sharing all future scientific information the Company may obtain during the term of the Amended Sato Agreement pertaining to Zelsuvmi and participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement.
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
All contract liabilities (deferred revenue) recognized on the balance sheets as of September 30, 2026, were related to the Amended Sato Agreement. All license and collaboration revenue recognized for the three and nine months ended September 30, 2026 was related to the Amended Sato Agreement and was recognized out of the deferred revenue balance as of the beginning of each respective period. The net amount of existing performance obligations under long-term contracts unsatisfied as of September 30, 2026 was $1,640, out of which the Company expects to recognize approximately $729 in revenue over the next 12 months and the remaining balance thereafter.
The Amended Sato Agreement may be terminated by (i) Sato without cause upon 120 days’ advance written notice; (ii) either party in the event of the other party’s uncured material breach upon 60 days’ advance written notice; (iii) either party due to force majeure; (iv) either party in the event of the other party’s dissolution, liquidation, bankruptcy or insolvency; and (v) immediately upon written notice if Sato challenges the validity, patentability, or enforceability of any of the patents or patent applications licensed to Sato under the Amended Sato Agreement. In the event of a termination, no portion of the upfront fees received from Sato are refundable. The payment terms contained within the Amended Sato Agreement related to upfront, developmental milestone and sales milestone payments are of a short-term nature and, therefore, do not represent a financing component requiring additional consideration.
NOTE 7 – NOTES PAYABLE
Senior Secured Loan Facility
On January 12, 2026, the Venture Loan and Security Agreement Closing Date, the Company, LNHC and CPC, as co-borrowers (collectively, the “Borrowers”), entered into a Venture Loan and Security Agreement (the “Venture Loan and Security Agreement”) by and among the Borrowers and Horizon Technology Finance Corporation, a Delaware corporation, as lender and collateral agent (“Horizon”). The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50,000 (collectively, the “Term Loans”). The proceeds of the Term Loans will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for launch its two recently acquired assets, and for working capital and general corporate purposes. The Borrowers borrowed $30,000 of Term Loans on the Venture Loan and Security Agreement Closing Date. As of the Venture Loan and Security Agreement Closing Date, the remaining $20,000 of Term Loans may be borrowed under the Venture Loan and Security Agreement upon the achievement by the Company of certain milestones set forth in the agreement. Based on the Borrowers achieving trailing twelve-month net product revenues of $42,291 as of June 30, 2026, the Borrowers understand they have achieved access to an additional $10,000 under the agreement, subject to the lender’s discretion. Potential access to the remaining $10,000 continues to be subject to the achievement of the applicable milestones set forth in the Venture Loan and Security Agreement.

Borrowings under the Venture Loan and Security Agreement accrue interest at a rate equal to the prime rate plus 3.75% with the prime rate having a floor of 6.75%. As of September 30, 2026, the contractual interest rate was 10.75% and the effective interest rate on the Term Loans was 16.3%. The Term Loans are repayable in monthly interest-only payments from February 1, 2026 until February 1, 2029 (the “Interest-Only Payment Period”). After the expiration of the Interest-Only Payment Period, beginning on March 1, 2029, the Term Loans will be repayable in 24 equal monthly payments of principal and accrued interest until maturity. Alternatively, if the Borrowers achieve a trailing twelve-month consolidated net revenue of at least $75,000, the Term Loans will be repayable in monthly interest-only payments from February 1, 2026 until February 1, 2030 (the “Extended Interest-Only Payment Period”). After the expiration of the Extended Interest-Only Payment Period, beginning on March 1, 2030, the Term Loans will be repayable in 12 equal monthly payments of principal and accrued interest until maturity. The Term Loans will mature on January 31, 2031. As of September 30, 2026, the Term Loans are classified as noncurrent liabilities, as no principal payments are due within the next twelve months.
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
At the Borrowers’ option, the Borrowers may prepay all of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment is made during the Interest-Only Payment Period or the Extended Interest-Only Payment Period, as applicable; (b) 2.0% of the Term Loans being prepaid if the prepayment occurs within twelve months after the Interest-Only Payment Period or the Extended Interest-Only Payment Period, as applicable; and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs any time thereafter.
The Borrowers’ obligations under the Venture Loan and Security Agreement are secured by substantially all of the Borrowers’ assets, including intellectual property, subject to certain customary exceptions.
In connection with the Venture Loan and Security Agreement, the Company issued to Horizon warrants to purchase up to 65,488 shares of Common Stock at an exercise price of $27.49 per share (the “Initial Horizon Warrants”). The Initial Horizon Warrants are exercisable for 10 years from the Venture Loan and Security Agreement Closing Date. The Company also agreed to issue additional warrants at the time of each additional Term Loan, in a number of shares equal to 6.0% of the Term Loan divided by the exercise price then in effect.
The Venture Loan and Security Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrowers and their subsidiaries to, among other things, dispose of assets, enter into certain licensing arrangements, effect certain mergers, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. The Venture Loan and Security Agreement also includes customary events of default, including, among others, payment defaults, material misrepresentations, breaches of covenants following any applicable cure period, cross defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and the occurrence of certain events that could reasonably be expected to have a “material adverse effect.” The occurrence of an event of default could result in the acceleration of the Borrowers’ obligations under the Venture Loan and Security Agreement, the termination of the Horizon’s commitments, a 4.0% increase in the applicable rate of interest and the exercise by Horizon of other rights and remedies provided for under the Venture Loan and Security Agreement. As of September 30, 2026, the Company is in compliance with the Venture Loan and Security Agreement covenants.
On October 30, 2026, the Company, LNHC and Channel entered into an Amended and Restated Venture Loan and Security Agreement, which amends and restates in its entirety the Venture Loan and Security Agreement. See Note 14 — “Subsequent Events” for additional detail.

Convertible Notes
On November 6, 2025, the Company entered into a securities purchase agreement (the “Convertible Securities Purchase Agreement”) with certain investors, including Ligand (collectively, the “Convertible Investors”), pursuant to which, among other things, on the closing date, the Convertible Investors purchased for cash, and the Company issued and sold to the Convertible Investors, senior secured convertible notes of the Company (the “Convertible Notes”) in the aggregate original principal amount of $18,000, which are convertible into shares of the Company’s Common Stock (such transaction, the “Convertible Note Financing”). The gross proceeds from the Convertible Note Financing were approximately $18,000, before paying estimated expenses. The Convertible Securities Purchase Agreement generally prohibits the Company from issuing securities without the written consent of the Required Holders (as defined in the Convertible Securities Purchase Agreement), but includes exceptions for specific issuances of securities, including in connection with the independent funding and development of the Company’s historical assets relating to the sodium-ion channel known as NaV1.7 for the treatment of various types of systemic chronic pain, acute and chronic eye pain and post-surgical nerve blocks. The Convertible Investors approved Ligand to serve as collateral agent (the “Convertible Collateral Agent”).
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
The Convertible Notes are convertible by the holders thereof in whole or in part at any time after issuance and prior to the Convertible Maturity Date into shares of Common Stock (the “Convertible Conversion Shares”) based on a conversion price (the “Convertible Conversion Price”) of $34.442 per share, which cannot be reduced below $34.442 per share without obtaining the approval of the shareholders of the Company (the “Convertible Shareholder Approval”), and is subject to customary adjustments for stock splits, stock dividends, recapitalization and other similar transactions. On the later of December 1, 2025 and the date the Company obtains the Convertible Shareholder Approval, if any, if the Convertible Conversion Price then in effect was greater than $29.73, the Convertible Conversion Price would automatically lower to $29.73. Effective December 17, 2025, the date the Company obtained the requisite Convertible Shareholder Approval, the Convertible Conversion Price was adjusted to $29.73. In addition, on the Convertible Maturity Date, if the Company’s Permitted Senior Indebtedness does not permit the Company to make the cash payment then due under the Convertible Notes, the Convertible Conversion Price will automatically adjust to a price equal to the average volume weighted average price of the Common Stock for the five trading days ending immediately prior to the Convertible Maturity Date.
In general, a holder of a Convertible Note may not convert any portion of a Convertible Note if the holder, together with its affiliates, would beneficially own more than 49.9% in the case of Ligand, or 4.99% or 9.99%, in the case of the other investors (the “Convertible Maximum Percentage”), of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise; provided, however, that a holder may increase or decrease the Convertible Maximum Percentage by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99% (except for Ligand, whose Convertible Maximum Percentage already exceeds 9.99%).
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
Upon an event of default, a holder has the option to require the Company to redeem a Convertible Note at a conversion price equal to the greater of (i) the conversion amount to be redeemed multiplied by (B) 115% (the “Redemption Premium”) and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time as the holder delivers to the Company a notice requiring the Company to redeem the Convertible Note upon an event of default multiplied by (Y) the greatest closing price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment therefor. In the event of a Bankruptcy Event of Default (as defined in the Convertible Notes), the Company will immediately pay the holder an amount in cash representing (i) all outstanding principal, accrued and unpaid interest and accrued unpaid late charges on such principal and interest, multiplied by (ii) the Redemption Premium, in addition to any and all other amounts due under the Convertible Note, without the requirement for any notice or demand or other action by any person or entity.
No sooner than twenty trading days nor later than ten trading days prior to the consummation of a Change of Control (as defined in the Convertible Notes) (a “Convertible Change of Control”), but not prior to the public announcement of such Convertible Change of Control, the Company must deliver written notice of such Convertible Change of Control to the holder (a “Convertible Change of Control Notice”). At any time during the period beginning after the holder’s receipt of a Convertible Change of Control Notice or the holder becoming aware of a Convertible Change of Control (if a Convertible Change of Control Notice is not delivered) and ending twenty trading days after the later of (A) the date of consummation of such Convertible Change of Control, (B) the date of receipt of such Convertible Change of Control Notice or (C) the date of the announcement of such Convertible Change of Control, the holder may require the Company to redeem all or any portion of the Convertible Note by delivering written notice thereof (the “Convertible Change of Control Redemption Notice”) to the Company. A Convertible Note may be redeemed by the holder in cash at a price equal to the greatest of (i) the product of (w) 125% (the “Convertible Change of Control Redemption Premium”) multiplied by (y) the conversion amount being redeemed, (ii) the product of (A) the conversion amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing price of the shares of Common Stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of the applicable Convertible Change of Control and (2) the public announcement of such Convertible Change of Control and ending on the date the holder delivers the Convertible Change of Control Redemption Notice by (II) the conversion price then in effect, and (iii) the product of (A) the conversion amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of Common Stock to be paid to the holders of the shares of Common Stock upon consummation of such Convertible Change of Control, divided by (II) the conversion price then in effect. At any time prior to the date on which such redemption payment is paid in full as a result of such Convertible Change of Control, the Convertible Notes may be converted in accordance with their terms.
In the event that the Company does not pay the applicable redemption price to the holder within the time period required, until such unpaid redemption price is paid, the holder has the option to notify the Company that it must promptly return to the holder all or any portion of the Convertible Note representing the conversion amount that was submitted for redemption. Upon the Company’s receipt of such notice, the Company will immediately return the Convertible Note (or issue a new convertible note), and the principal amount of the Convertible Note or such new convertible note will be increased by an amount equal to the difference between (1) the applicable redemption price minus (2) the principal portion of the conversion amount submitted for redemption.

Convertible Notes Subordination Agreement
In January 2026, the Convertible Investors entered into a subordination agreement with Horizon (“Convertible Notes Subordination Agreement”) in connection with the Venture Loan and Security Agreement. Pursuant to the Convertible Notes Subordination Agreement, all payment obligations under the Convertible Notes, including principal and accrued interest, are subordinated to the Company’s obligations under the Term Loans. Until 90 days after the Term Loans have been repaid in full, the Company is prohibited from making payments on the Convertible Notes, except for certain limited payments related to legal expenses. Prior to the execution of the Convertible Notes Subordination Agreement, the terms of the Convertible Notes permitted the Company to satisfy accrued interest either through cash payments or by capitalizing such interest as payment-in-kind (“PIK”), at the Company's election. As the Convertible Notes Subordination Agreement prohibits cash payments of interest while the Term Loans remain outstanding, accrued interest on the Convertible Notes is treated as PIK and added to the outstanding principal balance of the Convertible Notes at each interest due date. The Company expects to continue to PIK interest in this manner until cash payments are permitted under the terms of the Convertible Notes Subordination Agreement.

Amendment and Waiver to Senior Secured Convertible Notes
On October 30, 2026, the Company entered into a First Amendment and Waiver to Senior Secured Convertible Notes with each of certain holders of the Company’s Convertible Notes. See Note 14 — “Subsequent Events” for additional detail.
Fair Value
The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 approximated their fair values due to the short-term nature of these items. The Company had no assets or liabilities that were remeasured on a recurring basis using Level 1 or Level 2 inputs for the nine months ended September 30, 2026 or 2025. The Company’s Venture Loan and Security Agreement was initially measured using Level 3 inputs. The Company’s Convertible Notes are measured on a recurring basis using Level 3 inputs.
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
The following table summarizes the allocation of fair value of the Term Loans, as determined by Level 3 inputs for the Initial Horizon Warrants, as of January 12, 2026:

	Allocated Fair Value	Lender Fees	Third Party Fees	Total
Term Loans	$28,638	$663	$1,814	$26,161
Initial Horizon Warrants	1,362	—	—	1,362
	$30,000	$663	$1,814	$27,523

The following table presents the significant inputs and valuation methodologies used for the Company’s fair value of the Initial Horizon Warrants as of January 12, 2026:

Valuation methodology	Black-Scholes
Expected volatility	85.67%
Risk-free interest rate	4.19%
Expected term (in years)	10
Expected dividend yield	—%
Fair value per warrant	$21.79
The following table presents the carrying value of the Venture Loan and Security Agreement as of January 12, 2026 and September 30, 2026:

	September 30, 2026	January 12, 2026
Term Loan	$30,000	$30,000
Final Payment	1,500	1,500
Venture Loan and Security Agreement, gross	$31,500	$31,500
Debt Discount	(4,655)	(5,339)
Venture Loan and Security Agreement, net	$26,845	$26,161
The following table presents the maturity of the Term Loan, including the final payment fee, under the Venture Loan and Security Agreement as of September 30, 2026:

Term Loan
2026 (October 1 - December 31)	$—
2027	—
2028	—
2029	12,500
2030	15,000
2031 and thereafter	4,000
Total	$31,500
Convertible Notes
The Company analyzed the terms of the Convertible Notes and its embedded features, concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and will subsequently measure the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to credit risk.
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

The following table summarizes the change in fair value, as determined by Level 3 inputs for the Convertible Notes for the nine months ended September 30, 2026:

Fair value of Convertible Notes at December 31, 2025	$31,441
Payment-in-kind on convertible debt	1,017
Change in fair value recognized in other comprehensive income	(3,318)
Change in fair value recognized in net loss	9,270
Fair value of Convertible Notes at September 30, 2026	$38,410
For the nine months ended September 30, 2026, the change in fair value of the Convertible Notes was due to (i) changes in the Company’s Common Stock price; (ii) a change in fair value related to the Convertible Notes credit risk component, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet; (iii) a change to the principal balance related to the payment-in-kind for the quarterly interest payments due January 1, 2026, April 1, 2026 and July 1, 2026; and (iv) changes in other market related inputs. The credit risk component adjustment was driven by the subordination of the Convertible Notes resulting from the Company's entry into the Venture Loan and Security Agreement and changes in market credit spreads. The principal balance on the Convertible Notes as of September 30, 2026 was $19,017.
The following tables present the significant inputs and valuation methodologies used for the Company’s fair value of the Convertible Notes as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Valuation model utilized	Monte-Carlo	Scenario-Based
Valuation methodology - Principal	Discounted Cash Flows	Discounted Cash Flows
Expected term (in years)	4.58	1.85
PIK period (years)	4.58	0.85
Discount rate	18.29%	5.94%
Valuation methodology - Convertible feature	Black-Scholes	Black-Scholes
Conversion price	$29.73	$29.73
Expected volatility	110.00%	152.00%
Risk-free interest rate	USD Yield Curve	3.41%
Expected term (in years)	4.58	1.85
Expected dividend yield	—%	—%
During the nine months ended September 30, 2026, the Company changed the valuation model utilized to measure the fair value of the Convertible Notes from a scenario-based model to a Monte-Carlo simulation model. Considering the contractual terms of the Convertible Notes, management determined the Monte Carlo simulation model was more representative of fair value because it better captures the volatility of the Company’s stock price, which impacts the option value associated with the Convertible Notes’ conversion option feature.
The fair value of the Convertible Notes is sensitive to changes in several unobservable inputs, most notably expected volatility and the credit risk component of the Convertible Notes. In general, increases in expected volatility, increases in stock price and decreases in the credit risk component of the discount rate would result in a higher fair value of the Convertible Notes.
As described above, on January 12, 2026 the Company entered into the Venture Loan and Security Agreement with Horizon, which met the definition of permitted senior indebtedness per the Convertible Notes. The Venture Loan and Security Agreement secured substantially all of the Borrowers' assets. In addition, the Convertible Notes Subordination Agreement, also described above, subordinated all payment obligations under the Convertible Notes, including principal and accrued interest, until 90 days after the Venture Loan and Security Agreement has been repaid in full.

The Company calculated the December 31, 2025 discount rate used in the valuation of the Convertible Notes based upon a B- yield curve to approximate the Company’s estimate of a market participant’s assessment of the credit risk associated with both the Company and the instrument.
The Company calculated the September 30, 2026 discount rate used in the valuation of the Convertible Notes based on the following:

Convertible Notes credit spread as of June 30, 2026	11.20%
Estimated change in credit spread between June 30, 2026 and September 30, 2026	2.08%
Convertible Notes credit spread as of September 30, 2026	13.28%
Term-matched risk-free rate	5.01%
18.29%
The following table presents the maturity of the Convertible Notes as of September 30, 2026:

Convertible Notes
2026 (October 1 - December 31)	$—
2027	—
2028	—
2029	—
2030	—
2031 and thereafter	38,410
Total	$38,410
The following table presents the aggregate unpaid principal balance of the Convertible Notes compared with their aggregate fair value as of September 30, 2026 and December 31, 2025, including the excess of fair value over unpaid principal:

	September 30, 2026	December 31, 2025
Fair value of Convertible Notes	$38,410	$31,441
Less: principal balance of Convertible Notes	19,017	18,000
Fair value excess over principal	$19,393	$13,441
Pledge Agreement
On the closing date of the Convertible Note Financing, the Company, as pledgor, and Ligand, as secured party, in its capacity as Convertible Collateral Agent for each holder of Convertible Notes, entered into a pledge agreement (the “Pledge Agreement”). In accordance with the terms of the Pledge Agreement, the Convertible Notes are secured by a lien on, and security interest in, (i) 10.0% of all aggregate net sales of the “End Product,” as defined in the Ferrer License Agreement, including Xepi, in the United States, including Puerto Rico and the U.S. Virgin Islands; provided, however, that the Company will only accrue 5.0% of such payments as liabilities until the occurrence of an event of default (the “Covered Product Revenue Payments”), (ii) the Sato Payments (as defined below), and (iii) all accounts receivable of the Company with respect to the Covered Product Revenue Payments and the Sato Payments, subject to certain permitted indebtedness of the Company.
NOTE 8 – REEDY CREEK LIABILITY
As described in Note 1 — “Organization and Description of Business”, the Company’s wholly owned subsidiary, LNHC, was formed in September 2023 to facilitate the acquisition by Ligand of certain assets and liabilities from Novan in a 363 transaction. Certain Novan agreements were assumed by LNHC in the 363 transaction, and as of the Merger on July 1, 2025, LNHC had certain obligations related to agreements with Reedy Creek.

Background
On April 29, 2019, Novan entered into a royalty and milestone payments purchase agreement (the “Reedy Creek Purchase Agreement”) with Reedy Creek, pursuant to which Reedy Creek provided funding to Novan in an amount of $25,000 for it to pursue the development, regulatory approval and commercialization activities (including through out-license agreements and other third-party arrangements) for SB206, a topical gel with anti-viral properties being developed as a treatment for molluscum contagiosum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis. If Novan were to have successfully commercialized any such product, following regulatory approval, it would have been obligated to pay Reedy Creek a low single digit royalty on net sales of such products in the United States, Mexico or Canada.
Novan’s rights and obligations under the Reedy Creek Purchase Agreement were assumed by LNHC in the 363 transaction and, on March 24, 2025, were allocated between LNHC and Ligand as described below. The Reedy Creek Purchase Agreement remains in effect. References below to the “obligor” refer to Novan and its successors under the Reedy Creek Purchase Agreement.
Pursuant to the Reedy Creek Purchase Agreement, the obligor is obligated to pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by the obligor pursuant to any out-license agreement for SB204, SB206 or SB414 in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by the obligor to third parties pursuant to any agreements under which the obligor has in-licensed intellectual property with respect to such products in the United States, Mexico or Canada. The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by the obligor pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB204 and SB414.
However, the Reedy Creek Purchase Agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by the obligor (but not royalty payments received by the obligor) until Reedy Creek has received payments under the Reedy Creek Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Reedy Creek Purchase Agreement. If the obligor commercializes any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, the obligor will only be obligated to pay Reedy Creek a low single digit royalty on net sales of such products.
July 1, 2025 Merger
On March 24, 2025, LNHC assigned its rights to its intellectual property portfolio to Ligand. In addition, LNHC and Ligand also entered into an agreement that clarified the nature of on-going obligations related to the Reedy Creek Purchase Agreement. Based on that letter agreement dated March 24, 2025, LNHC is obligated and responsible for satisfying all obligations with respect to the Reedy Creek Purchase Agreement for SB206 (Zelsuvmi), whereas Ligand will be responsible for satisfying all obligations related to the SB204 and SB414 product candidates, if and when they are developed. Obligations under the Reedy Creek Purchase Agreement that arise from any non-SB206 (Zelsuvmi) asset will be satisfied by Ligand. As of the July 1, 2025 Merger, the Company is obligated to pay Reedy Creek amounts due, per the Reedy Creek Purchase Agreement, related to SB206 (Zelsuvmi).
The Company determined that the Reedy Creek Purchase Agreement is within the scope of ASC 730-20, Research and Development Arrangements (“ASC 730-20”), and that there has not been a substantive and genuine transfer of risk related to the Reedy Creek Purchase Agreement. As of the acquisition date of LNHC, the Reedy Creek liability was measured at fair value in the amount of $19,600. This long-term liability is subsequently measured at amortized cost using the prospective effective interest method described in ASC 835-30, Imputation of Interest.
The effective interest rate is calculated by forecasting the expected cash flows to be paid over the life of the liability relative to its fair value as of the acquisition date of LNHC. The effective interest rate is recalculated in each reporting period to reflect the difference between expected cash flows and actual cash flows realized during the period, as well as changes to expected future cash flows. The carrying value of the Reedy Creek liability is made up of the opening balance, which is increased by accrued interest expense, and decreased by any accrued payments to be made to Reedy Creek to arrive at the ending balance. See Note 9 — “License and Other Agreements” for additional detail regarding this obligation.

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
The last to expire patent related to Zelsuvmi originating from the UNC License Agreement expired in May 2026. Prior to the Assignment Agreement, LNHC had progressed the development of that in-licensed intellectual property portfolio from the UNC License Agreement and obtained 12 U.S. patents covering Zelsuvmi. These 12 U.S. patents are expected to expire during the time period beginning in 2032 and ending in 2035. Upon the initial FDA approval of Zelsuvmi, LNHC applied for a 1280 day patent term extension (“PTE”) for the U.S. patent covering Zelsuvmi compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
Ligand Assignment Agreement Amendment
As an inducement to certain investors to enter into the Convertible Securities Purchase Agreement, the Company and Ligand entered into Amendment No. 1 to the Assignment Agreement, pursuant to which Ligand agreed to pay the Company (i) 75% of the milestone payment received by Ligand from Sato in respect of the first commercial sale of the “Licensed Product” (as defined in Amended Sato Agreement) in Japan; and (ii) 50% of any other amounts received by Ligand from Sato under the Amended Sato Agreement solely in respect of the “Licensed Product” (and, for the avoidance of doubt, no other product covered by the Amended Sato Agreement) in the “Licensed Field” (in each case, as defined in the Amended Sato Agreement), less any out-of-pocket costs incurred by Ligand to effectuate its rights, obligations and responsibilities under the Amended Sato Agreement.
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

Ligand Royalty Agreement
Under the terms of the Zelsuvmi License, Ligand is entitled to (i) a 13% royalty on worldwide sales, excluding, Japan, of Zelsuvmi prior to the expiration of the initial royalty term, defined as, on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patent rights that are included in the specified intellectual property and that cover the licensed product; (ii) a 10.4% royalty on worldwide sales, excluding, Japan, of Zelsuvmi after the expiration of the initial royalty term; (iii) upon the first commercial sale of Zelsuvmi, a $5,000 milestone; (iv) upon obtaining a threshold of $35,000 in aggregate net sales during four consecutive calendar quarters, a $5,000 milestone; and (v) 30% of all non-royalty sublicense income received by the Company or its affiliates from any sublicensee. Both the first and second commercial sale milestones have been accrued within accrued expenses on the condensed consolidated balance sheets as of September 30, 2026.
Per the Zelsuvmi License, Ligand had the right to terminate the Zelsuvmi License on 30 days’ prior notice to the Company if (i) the Company failed to launch Zelsuvmi in the U.S. by December 31, 2025; (ii) the Company failed to use commercially reasonable efforts to enter into an agreement with a third-party to commercialize Zelsuvmi in France, Germany, Italy, Spain and the United Kingdom by September 30, 2026; or (iii) the Company or its affiliates or potential sublicensee failed to receive regulatory approval for Zelsuvmi in France, Germany, Italy, Spain and the United Kingdom by March 31, 2027. However, concurrent with the execution of the Venture Loan and Security Agreement on January 12, 2026, Ligand, Horizon, and the Borrowers under the Venture Loan and Security Agreement entered into an agreement (the “Letter Agreement”) where the parties agreed to certain provisions related to the Zelsuvmi License. Per this Letter Agreement, Ligand agreed that, so long as any obligations remain outstanding under the Company’s Venture Loan and Security Agreement, Ligand shall not terminate the Zelsuvmi License with respect to (i) the Company’s failure to use commercially reasonable efforts to enter into an agreement with a third-party to commercialize Zelsuvmi in France, Germany, Italy, Spain and the United Kingdom by September 30, 2026; or (ii) the Company or its affiliates or potential sublicensee fails to receive regulatory approval for Zelsuvmi in France, Germany, Italy, Spain and the United Kingdom by March 31, 2027. Ligand agreed that its sole remedy under the Zelsuvmi License with respect to the Letter Agreement shall be for Ligand to have the option, but not the obligation, by providing written notice to the Company, to exclude from the territory (as defined in the Zelsuvmi License) any or all of France, Germany, Italy, Spain or the United Kingdom. In the event Ligand exercises such option, the Company and Ligand shall amend the Zelsuvmi License to reflect the change to the territory and the removal of such termination rights.
Under the Zelsuvmi License agreement, the Company was also obligated to satisfy certain contractual obligations of Ligand (including all payment, due diligence, reporting, information, inspection and recordation obligations) pursuant to the UNC License Agreement, which were assumed during the Novan 363 transaction and assigned to Ligand on March 24, 2025 by LNHC. The UNC License Agreement is described below.
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
Ligand Milestone Subordination Agreement

In January 2026, Ligand entered into a subordination agreement with Horizon (“Ligand Milestone Subordination Agreement”) in connection with the Venture Loan and Security Agreement. Pursuant to the Ligand Milestone Subordination Agreement, all launch and sales based milestone payment obligations due Ligand under the Zelsuvmi License are subordinated to the Company’s obligations under the Term Loans. The Company is prohibited from making milestone payments on the Zelsuvmi License until certain defined criteria are achieved.

Ligand Master Services Agreement
On March 24, 2025, LNHC and Ligand entered into the Ligand MSA under which Ligand, or related parties, may contract with LNHC for LNHC to provide Ligand APIs for clinical or commercial use related to NITRICIL technology. In addition, the agreement also allows Ligand to require LNHC to provide manufacturing technology transfer services, if requested by Ligand, for products utilizing NITRICIL technology, other than Zelsuvmi for the treatment of molluscum contagiosum in humans, to a potential third-party manufacturer.

Ligand Transition Services Agreement
On July 1, 2025, LNHC and Ligand entered into the Ligand TSA under which Ligand and LNHC could provide certain services to the other party related to supportive activities for intellectual property, R&D, or regulatory services provide by the Company to Ligand, or for certain administrative functions to be provided to the Company by Ligand.
UNC License Agreement
The UNC License Agreement previously required the Company to pay UNC up to $250 in commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products included any products being developed by the Company or by its sublicensees.
During the second quarter of 2026, the Company’s obligation to pay royalties expired. As of June 30, 2026, the Company recorded $250 commercial milestone payments due to UNC within accounts payable on the condensed consolidated balance sheets. The Company paid this milestone payment during the third quarter of 2026 and has no further royalty or milestone obligations to UNC.
UNC may terminate the agreement or render the license granted thereunder non-exclusive for material breach of the agreement that remains uncured after 90 days of receipt of written notice thereof from UNC and for bankruptcy or insolvency-related events within 30 days of the occurrence of such events.
July 1, 2025 Royalty Agreements
As an inducement to enter into the Securities Purchase Agreement, on July 1, 2025 the Company entered into a Purchase and Sale Agreement with Nomis RoyaltyVest LLC (“NRV”) (the “Zelsuvmi Royalty Agreement”), pursuant to which the Company sold to NRV all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments for Zelsuvmi and all accounts with respect thereto. The purchase price was $1.
Under the terms of the Zelsuvmi Royalty Agreement, prior to the expiration of the initial royalty term, NRV will receive (i) a 1.5% royalty on net sales of Zelsuvmi worldwide, other than in Japan; and (ii) 3.46% of non-royalty sublicensing payments received by the Company for its sublicensing of rights to Zelsuvmi. After the expiration of the initial royalty term, NRV will receive (i) a 1.2% royalty on net sales of Zelsuvmi worldwide, other than in Japan; and (ii) 3.46% of non-royalty sublicensing payments received by LNHC for its sublicensing of rights to Zelsuvmi. The initial royalty term is defined as, on a country-by-country basis, the period of time commencing on the effective date and continuing until the expiration or termination of the last to expire valid claim of the patents that cover the Zelsuvmi.
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
On July 1, 2025, the Company and NRV, Ligand, and Madison Royalty LLC, a Colorado limited liability company (“Madison”, being formed on behalf of certain of the legacy Channel directors and management team with the Company’s former Chief Financial Officer, Mr. Francis Knuettel II, as the sole and managing member as of July 1, 2025 and December 31, 2025), entered into a Purchase and Sale Agreement (the “Channel Products Royalty Agreement”), pursuant to which the Company sold to each of NRV, Ligand, and Madison, and each of NRV, Ligand, and Madison purchased, all of the Company’s rights, title and interest in and to a portion of the Company’s revenue payments and all accounts related to or utilizing the covered products, as defined within that agreement (the “Channel Covered Products”). The purchase price was $1.
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

November 6, 2025 Royalty Agreements
On November 6, 2025, concurrent with the Xepi Royalty Agreement (as defined below), the Company and NRV, Ligand, and Madison entered into Amendment No. 1 to the Channel Products Royalty Agreement (the “Amended Channel Products Royalty Agreement”), pursuant to which the Company, NRV, Ligand and Madison amended the definition of the Channel Covered Products to exclude (i) Nitricil-based technology and (ii) Xepi. The Company evaluated the amendment concluding that the modification would be treated as a debt extinguishment as the difference in cash flows is greater than 10%. Due to significant related party relationships with certain investors to the Amended Channel Products Royalty Agreement, the Company determined it appropriate to account for the extinguishment as a contribution increasing additional paid-in capital.
Under the terms of the Amended Channel Products Royalty Agreement, (A) prior to the expiration of the initial royalty term, (i) NRV will receive a 5.3% royalty, Ligand will receive a 1.7% royalty and Madison will receive a 1.5% royalty on Net Sales (as defined in the Amended Channel Products Royalty Agreement) of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub (as defined in the Amended Channel Products Royalty Agreement) for its sublicensing of rights to the Channel Covered Products worldwide; and (B) after the expiration of the initial royalty term, (i) NRV will receive a 4.24% royalty, Ligand will receive a 1.36% royalty and Madison will receive a 1.2% royalty on Net Sales of the Channel Covered Products worldwide, and (ii) NRV will receive 12.23%, Ligand will receive 3.92% and Madison will receive 3.46% of non-royalty sublicensing payments received by Pharmaceutical Sub for its sublicensing of rights to the Channel Covered Products worldwide. The initial royalty term is defined as, on a country-by-country basis, the period of time commencing on the effective date of the Merger and continuing until the expiration or termination of the last to expire valid claim of the patents that cover the Channel Covered Products.
As detailed in Note 7 — “Notes Payable”, on November 6, 2025, the Company entered into the Convertible Note Financing. As partial consideration for the Convertible Notes, the Company granted to each of the Convertible Investors (i) a 5.0% royalty on net sales of Xepi, for topical use, and all other derivatives and modifications thereof, to be shared pro rata among all the Convertible Investors, (the “Xepi Royalty Agreement”) and (ii) the Company’s right to receive all royalty payments and milestone payments paid by Sato in respect of net sales of Zelsuvmi (less 50.0% of the milestone payment payable by Sato in respect of the first commercial sale of Zelsuvmi in Japan, which will be kept by the Company), to be shared pro rata among all the Convertible Investors (the “Sato Payments”, and collectively with the Xepi Royalty Agreement, the “Convertible Royalty Agreements”).
The Company concluded that the Convertible Royalty Agreements represent a sale of future royalties under ASC 470 as the agreements do not convey to the counterparties any rights to the intellectual property underlying Xepi and the Company will continue to have significant ongoing involvement in the generation of royalties due to the counterparties related to the Sato Agreement. See below for additional details.
As detailed in Note 7 — “Notes Payable”, the Convertible Securities Purchase Agreement is presumed to not be at arms-length due to the significant related party relationships involved. Therefore, the instruments were each recorded at their initial fair value. The Company will account for royalties due as liabilities and will accrete the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the Convertible Royalty Agreements. Further, the Company allocated issuance costs to the financing as a debt issuance cost, which reduced the initial carrying value of the financing.

Accounting for Royalty Agreements
The Company accounts for the Reedy Creek Purchase Agreement, the Zelsuvmi Royalty Agreement, the Amended Channel Products Royalty Agreement and the Convertible Royalty Agreements as liabilities and accretes the financings using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated lives of the applicable agreements. At the effective date of the agreements, the effective annual interest rate of the specific financing was estimated and contains significant assumptions that affect both the amount recorded at the effective date and the interest expense that will be recognized over the term of the corresponding agreement. The Company periodically assesses the estimated royalty payments and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments and the amount of interest expense recorded by the Company over the term. Such factors include, but are not limited to, volumes of revenue generated by the underlying products, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in regulatory authorities placing restrictions on the use of the drug products, delays or discontinuation of development and commercialization applicable products, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both forecasted revenues and interest expense.
The following table provides the significant assumptions used in determining the initial fair value of the financing used in allocating the proceeds based on relative fair value for the Reedy Creek Purchase Agreement, the Zelsuvmi Royalty Agreement and the Convertible Royalty Agreements, in addition to management’s forecasts and estimates as it relates to the future cash flow of the underlying assets (weighted average, as applicable):

	Reedy Creek Purchase Agreement	Zelsuvmi Royalty Agreement	Xepi Royalty Agreement	Sato Payments
Discount rate	16.0%	16.0%	25.7%	35.7%
Probability of success	85.0%	85.0%	95.0%	52.4%
During the three and nine months ended September 30, 2026, the Company paid $2,293 and $5,284, respectively, in royalties to licensing counterparties based on the payment terms within the respective license agreements, compared to no royalties paid during the three and nine months ended September 30, 2025. As noted within the related license agreements and definition of net sales, covered products are considered sold when paid for. As such, royalty payments are calculated based on cash payments received by the Company during the respective calendar quarter, rather than the accrual basis. The Company accrues royalty obligations based on the accrual basis, as net revenue is recorded within the condensed consolidated statements of operations.

The following table provides the activity of the financing for the nine months ended September 30, 2026 for the Reedy Creek Purchase Agreement, the Zelsuvmi Royalty Agreement and the Convertible Royalty Agreements (weighted average, as applicable):

	Reedy Creek Purchase Agreement	Zelsuvmi Royalty Agreement	Xepi Royalty Agreement	Sato Payments	Total
Carrying value at December 31, 2025	$20,871	$9,773	$2,220	$1,127	$33,991
Interest accretion	2,221	1,735	251	73	4,280
Royalty payments accrued	(826)	(619)	—	—	(1,445)
Carrying value at September 30, 2026	22,266	10,889	2,471	1,200	36,826
Less: current portion	819	901	367	97	2,184
Convertible fees allocated to royalty	—	—	60	30	90
Carrying value at September 30, 2026, net of current portion	$21,447	$9,988	$2,044	$1,073	$34,552

September 30, 2026 Effective Annual Discount Rate	14.8%	23.7%	24.3%	7.8%
NOTE 10 – STOCKHOLDERS’ EQUITY
See Note 1 — “Organization and Description of Business” as it relates to the July 1, 2025 Merger and PIPE Financing.
Stock Split
On July 1, 2025, the Company effected a 1-for-10 reverse stock split. All share and per share amounts have been retrospectively adjusted for the reverse stock split.
2026 Plan Adoption
In August 2026, the Company’s board of directors (the “Board”) approved the Pelthos Therapeutics Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which was subsequently approved by the Company’s stockholders on September 29, 2026, the effective date of the 2026 Plan. The 2026 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards (“RSUs”), (vi) performance stock and performance stock units (“PSUs”) and (vii) other stock-based awards. Eligible plan participants include employees, directors, and consultants.
The 2026 Plan replaced the Pelthos Therapeutics Inc. 2023 Equity Incentive Plan, as amended and restated (the “2023 Plan”). The 2023 Plan was amended in 2024 and 2025 to increase the number of shares of Common Stock authorized for issuance thereunder from 44,444 shares to 2,400,000 shares. Effective September 29, 2026, no additional awards may be granted under the 2023 Plan. Awards outstanding under the 2023 Plan as of that date remain subject to the terms of the 2023 Plan and the applicable award agreements, until exercised, expired, paid or otherwise terminated or canceled.
Subject to adjustment, the total number of shares of Common Stock that may be subject to an award under the 2026 Plan consists of: (a) 500,000 newly authorized shares of Common Stock, (b) shares remaining available for future issuance under the 2023 Plan but not subject to outstanding awards as of September 29, 2026, and (c) shares subject to awards outstanding under the 2023 Plan as of September 29, 2026, to the extent such outstanding awards are subsequently forfeited, expire or otherwise terminate without the issuance of the underlying shares. As of September 29, 2026, a total of 664,409 shares were authorized for issuance under the 2026 Plan, consisting of 500,000 newly authorized shares plus 164,409 shares remaining available for issuance under the 2023 Plan.
Shares subject to awards under the 2026 Plan, and shares subject to awards under the 2023 Plan that are added to the 2026 Plan reserve pursuant to the foregoing provisions, may again become available for issuance under the 2026 Plan if the applicable awards fail to settle, vest or be fully exercised prior to expiration or other termination. In addition, shares withheld or delivered to the Company to satisfy an award’s exercise or purchase price or applicable tax withholding obligations, may also, as applicable, become available for grant under the 2026 Plan.

The 2026 Plan provides that on the first day of each fiscal year, commencing January 1, 2027, the 2026 Plan share reserve will automatically increase by 5% of the total number of shares of Common Stock and Series A Preferred Stock outstanding (on an as-converted basis) as of the last day of the immediately preceding fiscal year, unless such amount is reduced or eliminated by the Board for a given year. Shares added to the 2026 Plan share reserve pursuant to this “evergreen” provision will not be available for the issuance of incentive stock options.
As of September 30, 2026, there were 664,409 shares available for future stock-based award issuance under the 2026 Plan.
Warrants
On February 21, 2024, the Company issued warrants to purchase up to 5,500 shares of Common Stock to certain underwriters. These warrants had an exercise price of $75.00, have a cashless exercise provision, were exercisable 180 days following the commencement of sales of the shares of Common Stock in the Company’s initial public offering and have an expiration date of February 21, 2029.
On September 18, 2025, these warrants were repriced to $33.31 per share. This modification resulted in a difference in fair value of $31 which was reflected in additional paid in capital, with no net impact, due to the equity treatment of these warrants associated with equity issuance cost.
In connection with the Venture Loan and Security Agreement, the Company issued warrants to Horizon to purchase up to 65,488 shares of Common Stock at an exercise price of $27.49 per share. The Initial Horizon Warrants are exercisable for ten years from the Venture Loan and Security Agreement Closing Date. See Note 7 — “Notes Payable” for additional detail regarding the Initial Horizon Warrants.
Outstanding Securities and Issuable Common Shares
The following tables present the Company’s outstanding securities and common shares issuable upon the assumed exercise, conversion, or settlement of the respective securities as of September 30, 2026:
Outstanding Convertible Notes and Common Stock Warrants

	Securities Outstanding		Conversion Ratio / Exercise Price	Common Shares Issuable
Convertible notes payable	—	(1)	$29.73	639,653
Underwriter warrants to purchase Common Stock	5,500		$33.31	5,500
Initial Horizon Warrants to purchase Common Stock	65,488		$27.49	65,488
(1) Assumes conversion of the $19,017 aggregate Convertible Notes principal amount and accrued PIK interest as of September 30, 2026 at the Convertible Conversion Price of $29.73. On October 1, 2026, the Company capitalized PIK interest for the third quarter of 2026 interest payment due in the amount of $404. As discussed in Note 7 — “Notes Payable,” as required by the Convertible Notes Subordination Agreement, PIK interest is added to the outstanding principal balance of the Convertible Notes each reporting period. Assuming the Convertible Notes are held until the Convertible Maturity Date, as revised by the Convertible Notes Subordination Agreement as further detailed in Note 7, there are 967,306 shares of Common Stock that would be issuable upon the conversion of the final Convertible Notes principal and total PIK interest.
Outstanding Common and Preferred Stock

	Shares Outstanding	Conversion Ratio		Common Shares Issuable
Common Stock	3,895,017	—		3,895,017
Series A Preferred Stock	51,479	100.00	(1)	5,147,900
Series C Preferred Stock	2,600	—	(2)	34,667

(1) Assumes conversion of outstanding Series A Preferred Stock based on the conversion formula in the Certificate of Designations equal to $1,000, divided by $10.00 per share, as adjusted for the 1-for-10 reverse stock split effected on July 1, 2025.
(2) Assumes conversion of all outstanding Series C Convertible Redeemable Preferred Stock based on the optional conversion formula in the Certificate of Designation of Series C Convertible Redeemable Preferred Stock (stated value divided by 125% of the initial public offering price).
Outstanding Stock-Based Compensation Awards

	Awards Outstanding	Exercise Price		Common Shares Issuable
Stock options	1,505,752	$15.80	(1)	1,505,752
Nonvested restricted stock units	310,570	—		310,570
Nonvested performance stock units	174,250	—		174,250
(1) Represents the weighted average exercise price of outstanding stock options as of September 30, 2026.
Stock Based Compensation
Stock Compensation Expense
Options to purchase the Company’s Common Stock may be granted at a price not less than the fair value of a Common Stock share on the date of grant. The Black-Scholes option-pricing model uses the Common Stock fair value based on the closing sales price for a share as quoted on any established securities exchange for such grant date or the last preceding date for which such quotation exists. Vesting terms of options issued are determined by the board of directors or compensation committee of the board. The Company’s stock options vest based on terms in the stock option agreements and have a maximum term of ten years. The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public companies’ common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future option grants, until such time that the Company’s Common Stock has enough market history to use historical volatility. The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared nor paid any cash dividends on its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.
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
The Company accounts for PSUs based on their estimated fair values on the date of grant. The fair value of PSUs is estimated based on the closing price of the underlying Common Stock on the date of grant. Stock-based compensation expense related to the PSUs is recognized if and when achievement of the applicable performance conditions becomes probable. The Company recognizes PSU forfeitures as they occur. The Company’s forfeiture policy applies to service conditions; the probability of achievement of performance conditions is assessed separately.
The PSUs granted in 2026 vest upon the achievement of a predetermined fiscal year 2026 net revenue performance target authorized by the Board and the compensation committee of the Board. Satisfaction of the performance condition is subject to certification by the Board or the compensation committee of the Board. The PSUs are subject to continued service through the date on which satisfaction of the performance condition is certified. As of September 30, 2026, achievement of the performance condition was not considered probable and, accordingly, no compensation cost had been recognized related to these awards. The Company will reassess the probability of achievement of the performance condition at each reporting date.

During the three and nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense within the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$1,943	$2,812	$6,611	$3,662
Total	$1,943	$2,812	$6,611	$3,662
During the three and nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense based on the type of award as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$1,290	$2,001	$4,277	$2,747
Restricted stock units	653	811	2,334	915
Total	$1,943	$2,812	$6,611	$3,662
The following provides detail regarding future stock-based compensation as of September 30, 2026:

	As of September 30, 2026
	Unamortized Expense	Remaining Life
Stock options	$8,765	1.82 years
Restricted stock units	$3,954	1.83 years
Stock Options
The activity related to stock options during the nine months ended September 30, 2026 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (thousands)
Outstanding December 31, 2025	1,506,551	$15.96		$25,861
Granted	120,301	26.05
Expired	(110,121)	29.49
Exercised	(10,979)	13.20
Outstanding September 30, 2026	1,505,752	$15.80	8.22 years	$10,401
Exercisable September 30, 2026	596,327	$16.88	7.25 years	$4,415
Vested and expected to vest September 30, 2026	1,505,752	$15.80	8.22 years	$10,401

The activity related to stock options during the nine months ended September 30, 2025 consisted of the following:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (thousands)
Outstanding December 31, 2024	87,049	$58.48		$—
Granted	1,458,775	13.54
Expired	(9,923)	65.58
Exercised	(6,500)	13.00
Outstanding September 30, 2025	1,529,401	$15.76	9.69 years	$21,818
Exercisable September 30, 2025	133,429	$38.95	8.51 years	$1,620
Vested and expected to vest September 30, 2025	1,529,401	$15.76	9.69 years	$21,818
The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2026 and 2025 was $19.61 and $10.02 per share, respectively. The Company estimated the fair value of each stock option on the grant date using the following weighted-average assumptions:

	For The Nine Months Ended September 30,
	2026	2025
Expected volatility	88.06%	86.11%
Risk-free interest rate	4.13%	4.28%
Expected term (in years)	6.00	5.94
Expected dividend yield	—%	—%
Restricted Stock Units
The activity related to RSUs during the nine months ended September 30, 2026 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2025	464,921	$13.98
Granted	39,582	26.06
Vested	(160,009)	13.38
Forfeited	(33,924)	16.54
Non-vested at September 30, 2026	310,570	$15.55
The activity related to RSUs during the nine months ended September 30, 2025 consisted of the following:

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2024	29,218	$10.77
Granted	476,157	13.54
Vested	(31,425)	12.23
Forfeited	(2,464)	13.50
Non-vested at September 30, 2025	471,486	$13.45

Performance Stock Units
The activity related to PSUs during the nine months ended September 30, 2026 consisted of the following:

Non-vested PSUs	PSUs	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2025	—	$—
Granted	179,050	28.00
Vested	—	—
Forfeited	(4,800)	28.00
Non-vested at September 30, 2026	174,250	$28.00
There was no activity related to PSUs during the nine months ended September 30, 2025.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its development work, commercialization activities, including drug product manufacturing, technical transfers, finished commercial product production and supportive costs. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of September 30, 2026.
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
NOTE 12 - INCOME TAXES
In accordance with ASC 740, Accounting for Income Taxes, the Company uses an estimated annual effective tax rate (“EAETR”) methodology for recording income tax during interim periods. For 2026, the Company’s EAETR is 0%. The difference between the Company’s EAETR of 0% for the 2026 period and the Federal statutory rate of 21% is primarily related to the increase in the Company’s valuation allowance. Other factors include permanent differences and state income taxes.
For the three and nine months ended September 30, 2025, the Company recorded $465 of income tax benefit due to the amortization of deferred tax liabilities related to intangible assets and inventory as part of the ASC 805 accounting for the acquisition of LNHC. See Note 3 — “Acquisition of LNHC, Inc.” for additional details regarding this transaction.

NOTE 13 - SEGMENT INFORMATION
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”), who is the Company’s Chief Executive Officer. For accounting purposes, the CODM makes decisions regarding resource allocation and assesses performance primarily on a consolidated basis, using consolidated net loss as if presented in the Company’s condensed consolidated financial statements. The Company views its operations and manages its business in two operating and reportable segments, which represent (i) the sale, promotion and commercialization of approved commercial products (the “Commercial Operations” segment), and (ii) research and development activities (the “Research and Development Operations” segment).
•The Commercial Operations segment consists of the Company’s commercial product portfolio.
•The Research and Development Operations segment consists of (i) activities related to developing a novel and proprietary class of NaV blockers that target the body’s peripheral nervous system; and (ii) supportive activities to expand the NITRICIL nitric oxide-based technology.
The Commercial Operations segment includes activities related to the commercialization of Zelsuvmi (berdazimer) topical gel, 10.3%, the Company’s FDA-approved product for the treatment of molluscum contagiosum, and associated sales, marketing, distribution, and post-marketing activities. Net revenues attributed to this segment are derived from product sales in the United States following the July 1, 2025 Merger with LNHC. The Commercial Operations segment will also include activities related to the future commercialization of Xepi and Xeglyze.
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
Segment revenue, net loss and reconciliations from segment revenue to segment net loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Commercial operations	$15,213	$7,112	$41,298	$7,112
Research and Development operations	182	294	606	294
Total revenue	$15,395	$7,406	$41,904	$7,406

Net (loss) income
Commercial operations	$(7,058)	$(16,387)	$(55,186)	$(16,387)
Research and Development operations	(837)	149	(1,199)	(5,268)
Net loss	$(7,895)	$(16,238)	$(56,385)	$(21,655)

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Commercial Operations	Research and Development Operations	Total	Commercial Operations	Research and Development Operations	Total

Revenue	$15,213	$182	$15,395	$7,112	$294	$7,406
Less:
Cost of goods sold	(1,661)	—	(1,661)	(2,316)	—	(2,316)
Selling, general and administrative	(18,845)	—	(18,845)	(18,383)	—	(18,383)
Research and development	—	(1,019)	(1,019)	—	(145)	(145)
Royalty expense	(2,510)	—	(2,510)	(1,245)	—	(1,245)
Amortization of intangible assets	(1,053)	—	(1,053)	(679)	—	(679)
Interest expense	(2,269)	—	(2,269)	(1,346)	—	(1,346)
Change in fair value of convertible debt	4,067	—	4,067	—	—	—
Interest income and other income	—	—	—	5	—	5
Provision for income taxes	—	—	—	465	—	465
Net (loss) income	$(7,058)	$(837)	$(7,895)	$(16,387)	$149	$(16,238)

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Commercial Operations	Research and Development Operations	Total	Commercial Operations	Research and Development Operations	Total

Revenue	$41,298	$606	$41,904	$7,112	$294	$7,406
Less:
Cost of goods sold	(6,944)	—	(6,944)	(2,316)	—	(2,316)
Selling, general and administrative	(63,117)	—	(63,117)	(18,383)	(4,356)	(22,739)
Research and development	—	(1,805)	(1,805)	—	(854)	(854)
Royalty expense	(7,015)	—	(7,015)	(1,245)	—	(1,245)
Amortization of intangible assets	(3,127)	—	(3,127)	(679)	—	(679)
Interest expense	(7,011)	—	(7,011)	(1,346)	(352)	(1,698)
Change in fair value of convertible debt	(9,270)	—	(9,270)	—	—	—
Interest income and other income	—	—	—	5	—	5
Provision for income taxes	—	—	—	465	—	465
Net loss	$(55,186)	$(1,199)	$(56,385)	$(16,387)	$(5,268)	$(21,655)
Additional significant non-cash expenses are presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Depreciation	$283	$389	$1,030	$389
Stock-based compensation	1,943	2,812	6,611	3,662

The amounts of depreciation and stock-based compensation are included within the segment expense captions, such as cost of goods sold and selling, general and administrative expenses in the table above, and there is no inter-segment allocation of these expenses.
Segment total assets were as follows:

	As of September 30, 2026	As of December 31, 2025
Assets
Commercial operations	$128,660	$129,292
Research and Development operations	157	1,105
Total assets	$128,817	$130,397
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
NOTE 14 – SUBSEQUENT EVENTS
Merger Agreement
On October 30, 2026, the Company entered into an Agreement and Plan of Merger (the “2026 Merger Agreement”) with Credit Card Merger Sub, Inc. (“Credit Card Merger Sub”) and Credit Card Merger Sub II, LLC (“Credit Card Merger Sub II”), each a wholly owned subsidiary of the Company, Castle Creek Biosciences, Inc. (“Castle Creek”), a late-stage company developing redosable gene therapies, and Paragon Biosciences, LLC, as the securityholder representative, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the 2026 Merger Agreement, Credit Card Merger Sub will merge with and into Castle Creek (the “First Merger”), and immediately thereafter Castle Creek will merge with and into Credit Card Merger Sub II (together with the First Merger, the “Mergers”), with Credit Card Merger Sub II continuing as a wholly owned subsidiary of the Company. The Mergers, taken together, are intended to qualify as a “reorganization” for U.S. federal income tax purposes. Castle Creek’s lead product candidate is D-Fi (dabocemagene autoficel; FCX-007), an injectable, redosable, gene-modified cell therapy with a continued Phase 3 study planned for the treatment of dystrophic epidermolysis bullosa (DEB), a devastating rare inherited disease caused by mutations in the COL7A1 gene.
At the effective time of the First Merger (the “Initial Effective Time”), the outstanding shares of Castle Creek capital stock will be converted into the right to receive, in the aggregate, (i) 5,200,000 shares of Common Stock, 10% of which will be deposited in escrow at closing to secure the indemnification obligations of the Castle Creek securityholders and, subject to pending claims, released on the fifth business day following the second anniversary of the closing date, (ii) up to 5,800,000 additional shares of Common Stock (the “Contingent Shares”) if FDA approval of D-Fi is received on or prior to March 31, 2036, subject to reduction for certain contingent expenses and by 5% for each complete calendar quarter elapsed after March 31, 2031 and on or before the approval date, (iii) up to $300,000 in cash upon the achievement of a specified clinical milestone and specified commercial milestones relating to D-Fi, in each case net of certain contingent expenses (the “Milestone Payments”) and (iv) 80% of the net proceeds from the sale of any priority review voucher granted by the FDA in connection with the approval of D-Fi (the “PRV Interest”). The amount and composition of any Milestone Payment or priority review voucher payment may be adjusted to include shares of Common Stock to preserve the intended tax treatment of the Mergers, subject to a share cap. Immediately following the First Merger, and before giving effect to the 2026 PIPE Financing (as defined below) and any Contingent Shares, Castle Creek stockholders and Company securityholders are expected to own approximately 32.5% and 67.5%, respectively, of the Common Stock on a fully-diluted basis.

The 2026 Merger Agreement contains customary representations, warranties and covenants of the Company and Castle Creek, including covenants relating to obtaining the requisite stockholder approvals, non-solicitation of alternative acquisition proposals, the conduct of their respective businesses prior to the closing, the filing by the Company of a registration statement on Form S-4, filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and using commercially reasonable efforts to maintain the listing of the Common Stock on the NYSE American. The consummation of the Mergers is subject to the approval of the 2026 Merger Agreement by the stockholders of Castle Creek, the approval by the Company’s stockholders of the issuance of Common Stock in the First Merger and the 2026 PIPE Financing (which approval was obtained by written consent on October 30, 2026), the effectiveness of the registration statement on Form S-4 and 20 calendar days having lapsed following the mailing of the related information statement, the approval for listing on the NYSE American of the shares of Common Stock to be issued in the First Merger and the 2026 PIPE Financing, the expiration or termination of the applicable waiting period under the HSR Act, the 2026 PIPE Financing having been consummated or being consummated concurrently with or immediately before the closing of the Mergers and other customary closing conditions.
The 2026 Merger Agreement contains certain customary termination rights of each of the Company and Castle Creek, including the right of either party to terminate if the First Merger has not been consummated by February 1, 2027 (subject to automatic extension to March 31, 2027 in certain circumstances).
Securities Purchase Agreement
On October 30, 2026, the Company entered into a securities purchase agreement (the “2026 Securities Purchase Agreement”) with certain investors, including Ligand, Nomis Bay Ltd (“Nomis Bay”), and Marshman Fund Trust II U/A/D 5/1/08 (“Marshman”) and certain other investors (collectively, the “2026 PIPE Investors”), and a specified buyer (the “Option Buyer”), pursuant to which (a) the 2026 PIPE Investors have agreed to subscribe for and purchase an aggregate of 57,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), each with a stated value of $1,000 per share, and warrants to purchase an aggregate of 496,951 shares of Common Stock (the “PIPE Warrants”), for an aggregate purchase price of approximately $57,500 (such transaction, the “2026 PIPE Financing” and together with the Mergers, the “Transactions”) payable in cash, and, in the case of certain 2026 PIPE Investors, in part by the transfer to the Company of Bridge Notes (as defined below), (b) the Option Buyer may elect to purchase up to $26,600 of Series B Preferred Stock (or, in certain circumstances, Series D Preferred Stock (as defined below)), and PIPE Warrants, prior to November 14, 2026 (the “Second Signing Date”), and (c) certain existing stockholders (each, an “Other Bridge Buyer”) of Castle Creek that exercise pre-emptive rights to purchase Bridge Notes (as defined below) may subscribe for and purchase an additional $1,500 of Series B Preferred Stock (or, in certain circumstances, shares of Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), each with a stated value of $1,000 per share) and PIPE Warrants, prior to the Second Signing Date. The maximum potential size of the 2026 PIPE Financing, including the Bridge Financing, is $80,000.
The 2026 PIPE Financing is expected to close immediately prior to the Initial Effective Time. The purchase price payable by certain 2026 PIPE Investors will be satisfied in part by the transfer to the Company of certain convertible bridge promissory notes issued by Castle Creek to such 2026 PIPE Investors (the “Bridge Notes”). The closing of the 2026 PIPE Financing is conditioned upon, among other things, the satisfaction or waiver of all conditions to the closing of the Mergers, approval of the listing of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series D Preferred Stock, as applicable, and upon exercise of the PIPE Warrants on the NYSE American, and the Company receiving at least $57,500 (in cash or cancellation of Bridge Notes) from the investors party to the 2026 Securities Purchase Agreement at closing. The Company intends to use the proceeds from the 2026 PIPE Financing to repay certain indebtedness of Castle Creek and for working capital and general corporate purposes. The Series B Preferred Stock and Series D Preferred Stock, the PIPE Warrants and the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series D Preferred Stock or upon exercise of the PIPE Warrants will be issued pursuant to an exemption from the registration requirements of the Securities Act, and the resale of the shares of Common Stock issuable upon (i) conversion of the Series B Preferred Stock, Series D Preferred Stock and (ii) exercise of the PIPE Warrants will be registered pursuant to a resale registration statement (the “Registration Statement”).

PIPE Warrants
The PIPE Warrants are exercisable beginning on the date that is 180 days after the closing of the Transactions and will expire on the tenth anniversary of their issuance. The PIPE Warrants may be exercised for cash or on a cashless basis. If a registration statement covering the issuance of the underlying shares is not effective at the time of exercise, they may be exercised only on a cashless basis. A holder may not exercise a PIPE Warrant to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99% of the Company’s outstanding common stock immediately after giving effect to the exercise. The holder may increase or decrease this percentage, up to 9.99%, and any increase takes effect 61 days after notice to the Company. The exercise price and the number of shares issuable are subject to customary adjustment for stock dividends, splits, combinations and similar events. Holders are also entitled to participate in certain distributions and rights offerings made to holders of common stock. In a fundamental transaction, holders are entitled to receive the consideration they would have received had they exercised the PIPE Warrants immediately beforehand.
Certificate of Designation
In connection with the 2026 PIPE Financing, the Company will file a Certificate of Designation of Series B Convertible Preferred Stock (the “Certificate of Designation”) with the Nevada Secretary of State. After a Series D Trigger Event (as defined in the 2026 Securities Purchase Agreement), the Company will file a Certificate of Designation of Series D Convertible Preferred Stock with the Nevada Secretary of State with terms substantially similar to the terms of the Certificate of Designation, except with respect to the voting conversion price applicable to the Series D Preferred Stock. The following is a description of the principal terms of the Series B Preferred Stock.
General. Pursuant to the Certificate of Designation, the Company will authorize 150,000 shares of Series B Preferred Stock and each share of Series B Preferred Stock will have a stated value of $1,000 per share (the “Stated Value”), subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. At the consummation of the 2026 PIPE Financing, the Company will issue 57,500 shares of Series B Preferred Stock.
Dividends and Distributions. The holders of Series B Preferred Stock will be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, payable in cash on the Stated Value out of funds legally available therefor. In addition, if the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of Common Stock (other than certain stock dividends), the holders of Series B Preferred Stock will be entitled to participate in such distribution, on an as-converted basis (without regard to limitations on conversion), subject to the beneficial ownership limitation set forth in the Certificate of Designation, with any portion exceeding such limitation held in abeyance until it may be received without exceeding such limitation.
Conversion at Option of Holder. Each holder of Series B Preferred Stock may convert all, or any part, of its outstanding Series B Preferred Stock, at any time on or after the initial issuance date, into a number of shares of Common Stock equal to the conversion amount (the Stated Value plus any declared and unpaid dividends and any other amount owed to such holder under the Certificate of Designation or the other transaction documents) divided by the “Series B Conversion Price” of $19.67 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination, recapitalization and/or similar transactions. Following the occurrence of at least three failures to timely deliver conversion shares, at holder’s discretion as set forth in a written request to the Company, the Company will be required to make certain cash payments (referred to as “buy-in” remedies), in addition to any other remedies available to such holder.
Voluntary Adjustment Right. Subject to the rules and regulations of the NYSE American, the Company has the right, at any time, with the prior written consent of the “Series B Required Holders” (as defined in the 2026 Securities Purchase Agreement), to reduce the then current Series B Conversion Price to any amount and for any period of time deemed appropriate by the Board.

Purchase Rights. If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Company Common Stock (the “Purchase Rights”), then each holder of Series B Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all the Series B Preferred Stock held by such holder (without regard to any limitations on conversion) immediately prior to the applicable record date, subject to the Maximum Percentage (as defined in the Certificate of Designation), with any portion exceeding the Maximum Percentage held in abeyance until the earlier of the time such holder may receive it without exceeding the Maximum Percentage and the 12-month anniversary of the applicable record date.
Voting Rights. The holders of the Series B Preferred Stock will be entitled to notice of any stockholders’ meeting and will have the right to vote together with the holders of Common Stock (and with the holders of the Company’s Series A Preferred Stock on an as-converted basis), as a single class, in an amount equal to the voting power of the aggregate number of shares of Common Stock that would be issuable upon conversion of such shares of Series B Preferred Stock, as if the conversion price were $16.54 per share (the “Series B Voting Conversion Price”), subject to the Maximum Percentage (or as otherwise required by applicable law). The Series B Voting Conversion Price is subject to proportional adjustment upon any stock split, stock combination or similar transaction. To the extent a separate class or series vote of the Series B Preferred Stock is required under Nevada law, the affirmative vote or consent of the Series B Required Holders, voting together with the holders of Series A Preferred Stock and not by separate series unless required under Nevada law, will constitute approval of such action.
Amendment and Restatement of Venture Loan and Security Agreement
On October 30, 2026, concurrently with the execution of the 2026 Merger Agreement, the Borrowers, together with Credit Card Merger Sub and Credit Card Merger Sub II as additional co-borrowers, entered into an Amended and Restated Venture Loan and Security Agreement (the “A&R Loan Agreement”) with Horizon, which amends and restates in its entirety the Venture Loan and Security Agreement, dated January 12, 2026, among the Borrowers and Horizon in order to, among other things, (i) provide for the funding in full on the effective date of the A&R Loan Agreement (the “A&R Effective Date”) of $10,000 of additional term loans (together with the Term Loans outstanding under the Venture Loan and Security Agreement, the “Term Loans”) that remained unfunded under the Venture Loan and Security Agreement and (ii) obtain Horizon’s consent to the Mergers. The $30,000 of Term Loans outstanding immediately prior to its effectiveness remain outstanding and secured under the A&R Loan Agreement. Following the funding of the additional Term Loans on the A&R Effective Date, $40,000 in aggregate principal amount of Term Loans were outstanding under the A&R Loan Agreement, and the aggregate principal amount of the facility remains up to $50,000.
Pursuant to the A&R Loan Agreement, Horizon funded $10,000 of additional Term Loans, in four tranches of $2,500 each, on the A&R Effective Date. The proceeds of these additional Term Loans will be used to pay the commitment fee and Horizon’s expenses, and to partially fund, on the closing date of the Mergers, the repayment in full of Castle Creek’s existing venture loan facility with Horizon and of certain unsecured subordinated promissory notes issued by a subsidiary of Castle Creek, together with certain transaction costs, and for working capital and general corporate purposes. The A&R Loan Agreement also provides for up to an additional $10,000 of Term Loans, in two tranches of $5,000 each, which Horizon may elect to fund in its sole discretion on or prior to December 31, 2027, subject to, among other conditions, the Borrowers achieving trailing twelve-month net revenue of at least $70,000.
Borrowings under the A&R Loan Agreement accrue interest at a floating rate equal to the prime rate plus 3.75%, with the prime rate subject to a floor of 6.75%. The Term Loans are repayable in monthly interest-only payments from March 1, 2026 until February 1, 2029 (the “A&R Interest-Only Payment Period”). After the expiration of the A&R Interest-Only Payment Period, beginning on March 1, 2029, the Term Loans will be repayable in 24 equal monthly payments of principal and accrued interest until maturity. Alternatively, if the Borrowers achieve a trailing twelve-month consolidated net revenue of at least $75,000, the Term Loans will be repayable in monthly interest-only payments from March 1, 2026 until February 1, 2030 (the “A&R Extended Interest-Only Payment Period”). After the expiration of the A&R Extended Interest-Only Payment Period, the Term Loans will be repayable in 12 equal monthly payments of principal and accrued interest until maturity. The additional Term Loans will begin amortizing on the same date as the existing Term Loans, and all Term Loans will mature on January 31, 2031. Upon an event of default, the interest rate will increase by 4.00% per annum. In addition, the Borrowers are required to make a final payment of $125 with respect to each of the four $2,500 tranches funded on the A&R Effective Date and $250 with respect to each of the two $5,000 tranches, if funded, in each case upon the earliest of repayment in full of the applicable Term Loan, an event of default and demand by Horizon, or maturity.

At the Borrowers’ option, the Borrowers may prepay all of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment is made during the A&R Interest-Only Payment Period or A&R Extended Interest-Only Payment Period, as applicable; (b) 2.0% of the Term Loans being prepaid if the prepayment occurs within twelve months after the A&R Interest-Only Payment Period or A&R Extended Interest-Only Payment Period, as applicable; and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs any time thereafter.
In connection with the A&R Loan Agreement, the Borrowers paid Horizon a commitment fee of $100 (against which a $125 good faith deposit previously delivered to Horizon was credited, after first being applied to Horizon’s expenses) and will pay a commitment fee equal to 1.00% of the principal amount of each of the two future $5,000 tranches, if funded. The Company will also issue to Horizon, on the A&R Effective Date, warrants to purchase 37,292 shares of Common Stock at an exercise price of $16.09 per share with respect to the additional Term Loans funded on such date and will issue additional warrants upon the funding of any further tranches. The warrants previously issued to Horizon remain outstanding in accordance with their terms.
Under the A&R Loan Agreement, Horizon consented to the formation of Credit Card Merger Sub and Credit Card Merger Sub II, the execution and performance of the 2026 Merger Agreement and the consummation of the Mergers, the cancellation of the Bridge Notes in exchange for a credit against the purchase price in the 2026 PIPE Financing, and the payment of the Castle Creek payoff amounts and transaction costs described above, provided that the Mergers are consummated no later than March 31, 2027 (or such later date as Horizon may agree). No later than the closing date of the Mergers, Castle Creek Biosciences, LLC, a wholly owned subsidiary of Castle Creek, will join the A&R Loan Agreement as a co-borrower and grant Horizon a first priority security interest (subject to permitted liens) in substantially all of its assets, the Company will pledge the equity of Credit Card Merger Sub II, and the parties will enter into an amended and restated intercreditor agreement with Ligand with respect to Castle Creek’s existing royalty financing arrangement. The covenants under the A&R Loan Agreement were also modified to permit the indebtedness, liens, investments and payments contemplated by the Transactions, including Castle Creek’s existing royalty financing with Ligand and the Milestone Payments, Contingent Shares and PRV Interest payable under the 2026 Merger Agreement, except that no cash Milestone Payment may be paid while certain specified events of default exist or would result therefrom. The Borrowers may not amend or waive the 2026 Merger Agreement in any manner materially adverse to Horizon without Horizon’s consent, and failure to comply with the Merger-related covenants constitutes an event of default under the A&R Loan Agreement.
Amendment and Waiver to Senior Secured Convertible Notes
On October 30, 2026, concurrently with the execution of the 2026 Merger Agreement, the Company entered into a First Amendment and Waiver to Senior Secured Convertible Notes (each, a “Notes Amendment” and collectively, the “Notes Amendments”) with each of certain holders of the Company’s Convertible Notes issued pursuant to a securities purchase agreement dated as of November 6, 2025, in order to permit the Transactions, including the related financing transactions, and to make certain other changes to the terms of the Convertible Notes. The Notes Amendments are identical in form and became effective upon their execution by holders representing at least 65% of the aggregate principal amount of the Convertible Notes then outstanding (the “Required Holders”). Pursuant to the terms of the Convertible Notes, an amendment or waiver approved by the Required Holders is binding upon all existing and future holders of the Convertible Notes.
The Notes Amendments, among other things, (i) amended the definition of “Permitted Senior Indebtedness” in the Convertible Notes to increase the amount permitted for credit facilities with one or more financial institutions from $50,000 to $80,000 and (ii) made certain other modifications to the definition of “Change of Control” and the provisions relating to the Company’s failure to timely deliver shares of common stock upon conversion. In addition, pursuant to the Notes Amendments, the Required Holders waived certain covenants in connection with the Transactions, including the covenants with respect to change of control, transactions with affiliates, indebtedness, Liens and restriction on transfers of assets, and consented to the consummation of the Transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Notice Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Pelthos Therapeutics Inc.’s operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.
From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions, the commercial prospects of Zelsuvmi and any products we commercialize, our current liquidity position, the success of our programs and product candidates in which we expend our resources, our evaluation of and our ability to realize the benefits of any strategic transactions pursued by the Company, the need to obtain additional financing to support ongoing operations, the Company’s ability to continue as a going concern, the Company’s ability to maintain the listing of its Common Stock on the NYSE American LLC, our ability to manage costs and execute on the Company’s operational and budget plans, and, our ability to achieve the Company’s financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.
Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.
Overview
Pelthos Therapeutics Inc. (the “Company,” “our,” “us” or “we”) is a bio-pharmaceutical company committed to commercializing innovative, safe, and efficacious therapeutic products to help patients with unmet treatment burdens. The Company currently has three U.S. Food and Drug Administration (“FDA”) approved products in its commercial portfolio, in various stages of commercialization, including Zelsuvmi®, Xepi®, and Xeglyze®.
The July 1, 2025 merger transaction between Channel Therapeutics Corporation (“Channel”) and LNHC, Inc. (“LNHC”), discussed below, resulted in the Company initially having (i) a commercially marketable product, Zelsuvmi for the treatment of molluscum contagiosum, which was launched in July 2025 shortly after the Merger (as defined below); (ii) a manufacturing facility, equipment and know-how to produce the active pharmaceutical ingredient (“API”) used in Zelsuvmi and the NITRICILTM technology platform; and (iii) clinical-stage assets which selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. In addition, during the fourth quarter of 2025 the Company acquired two additional FDA approved products to expand its commercial product portfolio.

Background
The Company was effectively formed on July 1, 2025 with the Merger (as defined below) of Channel and LNHC.
Channel Background
Chromocell Therapeutics Corporation (“Chromocell”) was incorporated in Delaware on March 19, 2021. On November 18, 2024, Chromocell merged with and into its wholly owned subsidiary, Channel, a Nevada corporation, pursuant to an agreement and plan of merger, dated as of November 18, 2024, for the purposes of reincorporating Chromocell in Nevada. Concurrently with the closing of the reincorporation merger, the Company changed its name from “Chromocell Therapeutics Corporation” to “Channel Therapeutics Corporation.”
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
Recent Updates
Merger Agreement
On October 30, 2026, the Company entered into an Agreement and Plan of Merger (the “2026 Merger Agreement”) with Credit Card Merger Sub, Inc. (“Credit Card Merger Sub”) and Credit Card Merger Sub II, LLC (“Credit Card Merger Sub II”), each a wholly owned subsidiary of the Company, Castle Creek Biosciences, Inc. (“Castle Creek”), and Paragon Biosciences, LLC, as the securityholder representative, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the 2026 Merger Agreement, Credit Card Merger Sub will merge with and into Castle Creek (the “First Merger”), and immediately thereafter Castle Creek will merge with and into Credit Card Merger Sub II (together with the First Merger, the “Mergers”), with Credit Card Merger Sub II continuing as a wholly owned subsidiary of the Company. The Mergers, taken together, are intended to qualify as a “reorganization” for U.S. federal income tax purposes. For more information, see Note 14 — “Subsequent Events” in the accompanying notes to our condensed consolidated financial statements.

Securities Purchase Agreement
On October 30, 2026, the Company entered into a securities purchase agreement (the “2026 Securities Purchase Agreement”) with certain investors, including Ligand, Nomis Bay Ltd (“Nomis Bay”), and Marshman Fund Trust II U/A/D 5/1/08 (“Marshman”) and certain other investors (collectively, the “2026 PIPE Investors”), and a specified buyer (the “Option Buyer”), pursuant to which (a) the 2026 PIPE Investors have agreed to subscribe for and purchase an aggregate of 57,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), each with a stated value of $1,000 per share, and warrants to purchase an aggregate of 496,951 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (the “PIPE Warrants”), for an aggregate purchase price of approximately $57.5 million (such transaction, the “2026 PIPE Financing” and together with the Mergers, the “Transactions”) payable in cash, and, in the case of certain 2026 PIPE Investors, in part by the transfer to the Company of Bridge Notes (as defined below), (b) the Option Buyer may elect to purchase up to $26.6 million of Series B Preferred Stock (or, in certain circumstances, Series D Preferred Stock (as defined below)), and PIPE Warrants, prior to November 14, 2026 (the “Second Signing Date”), and (c) certain existing stockholders (each, an “Other Bridge Buyer”) of Castle Creek that exercise pre-emptive rights to purchase Bridge Notes (as defined below) may subscribe for and purchase an additional $1.5 million of Series B Preferred Stock (or, in certain circumstances, shares of Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), each with a stated value of $1,000 per share) and PIPE Warrants, prior to the Second Signing Date. The maximum potential size of the 2026 PIPE Financing, including the Bridge Financing, is $80.0 million. For more information, see Note 14 — “Subsequent Events” in the accompanying notes to our condensed consolidated financial statements.
Amendment and Restatement of Venture Loan and Security Agreement
On October 30, 2026, concurrently with the execution of the 2026 Merger Agreement, the Company, LNHC and Channel (collectively, the “Borrowers”), together with Credit Card Merger Sub and Credit Card Merger Sub II as additional co-borrowers, entered into an Amended and Restated Venture Loan and Security Agreement (the “A&R Loan Agreement”) with Horizon Technology Finance Corporation, a Delaware corporation, as collateral agent, and the lenders party thereto from time to time (collectively, “Horizon”), which amends and restates in its entirety the Venture Loan and Security Agreement, dated January 12, 2026, among the Borrowers and Horizon in order to, among other things, (i) provide for the funding in full on the effective date of the A&R Loan Agreement (the “A&R Effective Date”) of $10.0 million of additional term loans (together with the term loans outstanding under the Venture Loan and Security Agreement, the “Term Loans”) that remained unfunded under the Venture Loan and Security Agreement and (ii) obtain Horizon’s consent to the Mergers. The Venture Loan and Security Agreement provided for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million. The Company borrowed $30.0 million of the facility on January 12, 2026. The $30.0 million of Term Loans outstanding immediately prior to its effectiveness remain outstanding and secured under the A&R Loan Agreement. Following the funding of the additional Term Loans on the A&R Effective Date, $40.0 million in aggregate principal amount of Term Loans were outstanding under the A&R Loan Agreement, and the aggregate principal amount of the facility remains up to $50.0 million. The A&R Loan Agreement provides for up to the remaining $10.0 million of Term Loans, in two tranches of $5.0 million each, which Horizon may elect to fund in its sole discretion on or prior to December 31, 2027, subject to, among other conditions, the Borrowers achieving trailing twelve-month net revenue of at least $70.0 million. For more information, see Note 14 — “Subsequent Events” in the accompanying notes to our condensed consolidated financial statements.
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

Zelsuvmi was developed using the proprietary nitric oxide-based technology platform, NITRICIL. Zelsuvmi’s mechanism of action against molluscum contagiosum is unknown. In vitro studies of Zelsuvmi’s active ingredient, berdazimer sodium, have demonstrated (i) anti-pox virus activity on vaccinia virus, which is often used as a surrogate for molluscum contagiosum virus; and (ii) reduced early gene expression of molluscum contagiosum virus proteins. Zelsuvmi’s final Phase 3 clinical study included 891 enrolled patients treated with Zelsuvmi and demonstrated statistically significant and clinically meaningful efficacy results on both primary and secondary endpoints, a greater reduction in lesions at every measurement point, and favorable safety results during the study’s 12-week duration.
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
Molluscum Contagiosum
Molluscum contagiosum is caused by a pox virus and is a common skin infection seen by dermatologists, pediatric dermatologists, and pediatricians, with a prevalence estimated by management to be 16 million people in the United States and an annual incidence estimated by management to be 3-6 million. According to the Centers for Disease Control and Prevention, molluscum contagiosum infections are contagious and spread to others through contact with infected persons or contaminated objects such as towels, toys, furniture, swimming pools, and other surfaces. Children are the most vulnerable to molluscum contagiosum infections as are adults with weakened immune systems. In addition, molluscum contagiosum can be sexually transmitted.
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
Xepi was developed by Ferrer and Medimetriks Pharmaceuticals, Inc., and approved by the FDA in 2017. At the time of approval, Xepi was the first new novel treatment for impetigo in more than 10 years. Biofrontera had owned the U.S. rights to Xepi since 2019 but had not been actively promoting the product.
The Company believes Xepi addresses a critical unmet need in antibiotic-resistant skin infections caused by staph and strep infections, most commonly affecting children. Impetigo affects approximately 3 million people in the U.S. every year and is among the most common bacterial skin infections seen in pediatric offices.

Xepi, a new chemical entity, belongs to a new generation of non-fluorinated quinolones. In two pivotal Phase 3 studies, Xepi showed positive efficacy and appeared to be safe and well tolerated in both adult and pediatric populations aged 2 months and older. In addition, Xepi has demonstrated excellent in vitro antibacterial activity against pathologically relevant bacteria and clinical isolates of organisms with emerging antibiotic resistance, such as methicillin-resistant s. aureus (MRSA). The Company believes Xepi represents a novel and important therapy for the topical treatment of impetigo.
The Company expects to commercially relaunch Xepi once certain manufacturing, supply chain, and regulatory activities are validated, implemented and completed, respectively. In addition, the Company will also need to implement its commercial marketing, trade and access strategy prior to the relaunch of Xepi, currently expected in the first quarter of 2027.
Impetigo
Impetigo is a highly contagious bacterial skin infection most often caused by Staphylococcus aureus and/or Group A Streptococcus (Streptococcus pyogenes). It affects approximately 3 million people in the U.S. every year and is most common in children ages 2 to 5. Impetigo is among the most common bacterial skin infections seen in pediatric offices and spreads easily within families and in crowded settings, such as schools and childcare facilities.
Impetigo most often affects infants, young children and those involved in close contact sports or living in enclosed environments. Impetigo is estimated to account for approximately 10% of the skin problems observed in pediatric clinics in the United States and is considered the most common bacterial skin infection.
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
Xeglyze is a novel, patent protected FDA-approved prescription pediculicide indicated for the topical treatment of head lice infestation in patients 6 months of age and older. The prescription medication was approved by the FDA in July 2020. Abametapir, the active ingredient in Xeglyze, inhibits metalloproteinases that have a role in physiological processes critical to egg development and survival of lice. The single, 10-minute application does not require nit combing and has sufficient volume in each bottle to treat either short or long hair.
The Company expects to commercially launch Xeglyze once certain manufacturing, supply chain, and regulatory activities are validated, implemented and completed, respectively. In addition, the Company will also need to implement its commercial marketing, trade and access strategy prior to the launch of Xeglyze, currently expected in the third quarter of 2027.
Head Lice
In the U.S., head lice infestation is most common among preschool- and elementary-school age children and their household members and caretakers. An estimated 6 to 12 million infestations occur each year in the U.S. among children 3 to 11 years of age.
Merger Transaction
July 1, 2025 Merger
On July 1, 2025 (the “Merger Closing Date”), the Company consummated a merger (the “Merger”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, CHRO Merger Sub, Inc. a Delaware Corporation and a wholly owned subsidiary of the Company (“Merger Sub”), LNHC, and solely for the purposes of Article III of the Merger Agreement, Ligand. Pursuant to the Merger Agreement, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly owned subsidiary of the Company and (ii) the Company’s name was changed from “Channel Therapeutics Corporation” to “Pelthos Therapeutics Inc.”

At the effective time of the Merger, the Company issued an aggregate of 31,278 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), to Ligand as consideration for the LNHC shares.
The shares of Series A Preferred Stock issued to Ligand in the Merger were not registered under the Securities Act and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
The shares of the Company’s Common Stock listed on the NYSE American LLC (“NYSE American”) previously trading through the close of business on July 1, 2025 under the ticker symbol “CHRO” commenced trading on the NYSE American under the ticker symbol “PTHS” on July 2, 2025. The Company’s Common Stock is represented by CUSIP number 171126 204.
Securities Purchase Agreement
Concurrently with the execution of the Merger Agreement, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LNHC and certain investors, which included Ligand (collectively, the “PIPE Investors”), pursuant to which, among other things, on the Merger Closing Date and immediately prior to the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the conversion of principal and interest payable under an outstanding convertible note issued by the Company), and the Company issued and sold to the PIPE Investors, an aggregate of 50,100 shares of Series A Preferred Stock at a price per share equal to $1,000 (such transaction, the “PIPE Financing”). The gross proceeds from the PIPE Financing were approximately $50.1 million, consisting of approximately $50.0 million in consideration and the conversion of approximately $0.1 million of principal payable under an outstanding convertible note with a related party issued by the Company, before paying estimated expenses and before the settlement of certain outstanding bridge notes with the PIPE Investors, described below.
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
Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock equal to (i) $1,000, subject to adjustment, plus any declared and unpaid dividends thereon as of such date of determination, plus any other amounts owed to such holder pursuant to the Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”), divided by (ii) $1 (adjusted to $10 as a result of the 1-for-10 reverse stock split effected on July 1, 2025), subject to adjustments.
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
On July 1, 2025, certain PIPE Investors entered into Series A Convertible Preferred Stockholder Side Letters with the Company, pursuant to which, immediately after the closing of the PIPE Financing on July 1, 2025, the PIPE Investors converted 23,810 shares of Series A Preferred Stock not exceeding such PIPE Investors’ Maximum Percentage into an aggregate of 2,381,000 shares of Common Stock (after giving effect to the 1-for-10 reverse stock split effected on July 1, 2025) by providing the Company with a completed and signed Conversion Notice under the Certificate of Designation. Approximately 57,568 shares of the Company’s Series A Preferred Stock were issued and outstanding immediately following the effective time of the Merger. Immediately following the Merger and the PIPE Financing, the Company’s security holders as of immediately prior to the Merger owned approximately 7.4% of the outstanding shares of the

Company and LNHC security holders owned approximately 56.1% of the outstanding shares of the Company, in each case on a fully diluted basis, calculated using the treasury stock method.
Net Proceeds from PIPE Financing
Certain PIPE Investors were a party to the Zelsuvmi Royalty Agreement while other PIPE Investors were a party to the Channel Products Royalty Agreement, (collectively, the “Royalty Agreements”) as described in Note 9 — “License and Other Agreements” in the notes to our condensed consolidated financial statements. Further, certain PIPE Investors were not a party to the Royalty Agreements. As the PIPE Financing and Royalty Agreements were negotiated together, aggregate proceeds were allocated based on their relative fair value basis. The Company accounts for future royalties due as liabilities and accretes the financing using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated life of the Royalty Agreements.
Effective January 1, 2025, LNHC entered into a bridge loan agreement with Ligand under which any amounts of cash transferred from Ligand to LNHC, or settlement of LNHC's expenses directly by Ligand, starting from January 1, 2025, were considered a loan from Ligand to LNHC. The maximum borrowing under the bridge loan agreement was $18.0 million (the “Ligand Bridge Note”). The repayment of the Ligand Bridge Note at the closing of the Merger was offset against Ligand’s funding commitment in the PIPE Financing. The balance of the Ligand Bridge Note was $12.7 million, resulting in $5.3 million of funding provided to the Company as of the Merger Closing Date as part of the PIPE Financing. In addition, on April 16, 2025, LNHC entered into a bridge loan agreement with two third-party lenders, who were each part of the group of strategic investors that participated in the PIPE Financing, for an aggregate amount, including interest, of $6.1 million (the “April Bridge Note”). The repayment of the April Bridge Note at the closing of the Merger was offset against the strategic investors funding commitment in the PIPE Financing. In addition, as part of the Merger closing, a settlement of a related party note of $0.1 million and settlement of a third-party note with a professional services firm of approximately $1.5 million also occurred.
The following are details of the Merger and PIPE Financing as it relates to Series A Preferred Stock and proceeds from the PIPE Financing (in thousands, except share and per share amounts):

	Shares of Series A Preferred Stock Issued	Allocated Gross Proceeds	Notes Settlement	Payables Settlement and Expenses	Net Proceeds
Beginning Balance as of July 1, 2025	—	$—	$—	$—	$—
Series A Preferred Stock Issued - Merger	31,278	—	—	—	—
Series A Preferred Stock Issued - PIPE Financing	50,100	50,100	(20,340)	(2,376)	27,384
Series A Preferred Stock Converted to Common Stock	(23,810)	—	—	—	—
Ending Balance as of July 1, 2025	57,568	$50,100	$(20,340)	$(2,376)	$27,384
The Merger resulted in the Company having (i) a commercial product, Zelsuvmi; (ii) the facility, equipment and know-how to manufacture the API used in Zelsuvmi and the NITRICIL technology platform; and (iii) clinical-stage NaV1.7 assets.
Manufacturing Facility and NITRICIL Platform
The Company currently leases its primary operating facility, including 19,265 square feet of laboratory, current good manufacturing practices (“cGMP”) manufacturing, warehouse, storage and office space in Durham, North Carolina. The lease, dated January 18, 2021, as amended, has an initial term expiring in 2032, with an option to extend the term of the lease for a period of 5 years. This purpose-built facility was constructed to serve as the primary berdazimer sodium manufacturing site. Berdazimer sodium is the API that is the backbone of the NITRICIL platform technology. Different concentrations of berdazimer sodium and different formulations of the finished drug product are what differentiates potential treatment options for various indications.

While the intellectual property rights for the NITRICIL technology platform were assigned by LNHC to Ligand prior to the Merger, the Company currently has the rights to the manufacturing facility, equipment and know-how to produce the API used in Zelsuvmi and any other products that may be developed by Ligand, Ligand affiliated parties or third-party licensees related to the NITRICIL technology platform. The Master Services Agreement For Product Supply between Ligand and the Company (the “Ligand MSA”) provides Ligand, Ligand affiliated parties or third-party licensees with an ability to source commercial or developmental supply of berdazimer sodium, while also providing the Company with the associated economics of the supply of such material.
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
NaV1.7 Pain Programs
Prior to the Merger, the Company started developing new non-opioid therapeutics to alleviate pain. These programs selectively target the sodium ion-channel known as “NaV1.7”, which has been genetically validated as a pain receptor in human physiology. A NaV1.7 blocker is a chemical entity that modulates the structure of the sodium-channel in a way to prevent or reduce the transmission of pain perception to the central nervous system (“CNS”). The goal of these programs is to develop a novel and proprietary class of NaV1.7 blockers that target the body’s peripheral nervous system.
There are currently three pain programs developing therapeutics, all of which are based on the same proprietary molecule, as follows:
Eye Pain (Clinical): Based on a novel formulation of CC8464, our Eye Pain program, titled CT2000, is for the potential treatment of both acute and chronic eye pain. NaV1.7 channels are present on the cornea, making it a viable biological target for treating eye pain. Eye pain may occur with various conditions, including severe dry eye disease, trauma and surgery. Existing therapies for eye pain (such as steroids, topical non-steroidal anti-inflammatory agents, lubricants and local anesthetics) are limited in their effectiveness and/or limited in the duration that they may be prescribed because of safety issues. The Company intends to explore the viability of developing CT2000 as a topical agent for the relief of eye pain. A potential advantage of this approach is that topical administration of CT2000 is unlikely to lead to any hypersensitivity or skin reactions, like what was noted with systemic administration of CC8464, because the systemic absorption from a topical administration would be extremely limited. The Company has completed two animal efficacy studies and has successfully completed Investigational New Drug Application enabling ophthalmic toxicology studies as a precursor to launching a Phase 1a/2b human proof of concept study. On March 31, 2026, the Company announced that the first patient had been dosed in its Phase 1b/2a clinical trial evaluating CT2000 as a potential treatment for eye pain. The Company’s wholly owned subsidiary, Channel, owns the rights to CT2000 and its NaV1.7 inhibitor pipeline and is conducting the clinical work through its Australian subsidiary.

Depot Program (Pre-Clinical): Based on several novel formulations of CC8464, the Company’s most recently launched program, titled CT3000, is for the potential treatment of postoperative pain with the use of nerve blocks. Examples would include knee surgery or shoulder surgery. Existing therapies for nerve blocks lead to neuromuscular blockade, which prevents movement following surgery. Doctors often want patients to move soon after surgery to avoid complications such as blood clots. A NaV1.7 inhibitor used for nerve blocks may provide good analgesia and would not lead to neuromuscular blockade that prevents movement like other local anesthetics. The Company will periodically review the timing and budget related to the commencement of toxicology and chemistry, manufacturing, and controls (“CMC”) work and a subsequent human proof-of-concept (“POC”) trial, but has no immediate plans to do so.

Neuropathic Pain (Clinical): CC8464 is being developed to address certain types of neuropathic pain. The chemical characteristics of CC8464 restrict its entry into the CNS and limit its effect to the NaV1.7 channels in the peripheral nervous system, which consists of the nerves outside the brain and spinal cord. Activation of other channels in the CNS can result in side effects, including addiction and other centrally mediated adverse effects. Since CC8464 is designed to not penetrate the CNS, it is highly unlikely to produce CNS mediated side effects including euphoria or addiction. Based on its characteristics, preclinical studies, and the Phase 1 studies completed to date, the Company believes that CC8464, if approved, could become an attractive option for both patients and physicians as a treatment for moderate-to-severe pain in erythromelalgia and idiopathic small fiber neuropathy. The Company will periodically review the timing and budget related to the commencement of toxicology and CMC work and a subsequent human POC trial, but has no immediate plans to do so.
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
The Company believes that Zelsuvmi fills a medical need in the market as the first safe and efficacious prescription medication for molluscum contagiosum that can be administered outside of medical settings. Based on 2023 claims data from Veeva Compass, on an annual basis, greater than 390,000 unique patients are affected by molluscum contagiosum and greater than 100,000 unique HCPs are treating the disease in the United States. However, the Company believes these numbers underestimate the true number of cases due to a previous lack of treatment options.
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
Marketing Strategy
The Company is focusing sales and marketing efforts on expanding product awareness and trial of Zelsuvmi initially by means of personal outreach by sales representatives to pediatric, pediatric dermatologist and dermatologist HCPs who have regularly included diagnosis codes for molluscum contagiosum infection as part of their claims for reimbursement by health insurers. The Company intends to expand its marketing strategies to include more non-personal promotion strategies and tactics focused on patients and eventually to consumer segments. HCP marketing initiatives focus on driving adoption through targeted initiatives like peer-to-peer education, data-driven digital advertising, and customized sales representative programs tailored to practice needs such as understanding insurance coverage and product acquisition. Consumer marketing initiatives focus on expanding both diagnosed and treated patient populations through strategic social media advertising, sharing impactful patient testimonials, and leveraging trusted influence partnerships. For example, in early October 2025, the Company launched the “Moms Against Molluscum” movement, a movement to unite mothers, parents, and other caregivers navigating molluscum contagiosum. The Moms Against Molluscum movement encourages people managing this highly contagious skin infection to visit MomsAgainstMolluscum.com to share their stories and access information about new treatment options, including Zelsuvmi.
Market Access Strategy
The Company’s cross functional, payer and reimbursement account team is actively prioritizing and ensuring that the process of accessing Zelsuvmi is seamless, affordable, and easy with everything our patient customers will need, from step-by-step instructions to co-pay cards for eligible patients, to maximize the probability of having a positive outcome from using the Company’s product regardless of the distributor they prefer to access Zelsuvmi. The Company is focused on certain payer channels, including commercial, Medicaid and Managed Medicaid and provides co-pay cards and coupons for eligible patients that are commercially insured.
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
Manufacturing and Supply Chain
Background
Berdazimer sodium is the API that is the critical component of the NITRICIL platform technology. The Company believes different concentrations of berdazimer sodium and different formulations of the finished drug product may be used to develop additional product candidates for other diseases or conditions. For example, Zelsuvmi (berdazimer) topical gel, 10.3%, which has been approved by the FDA, is a product for an indication that has met the regulatory requirements for commercialization. The Company believes the NITRICIL technology platform could generate other potential product candidates that could be further developed, and, pursuant to the Ligand MSA, the Company may produce API for such other uses.
The supply chain includes the procurement of raw materials, the conversion of raw materials into API, and the conversion of API to finished product. The Company’s process, as described in more detail below, is effectively as follows:
•Procurement of underlying raw materials, such as nitric oxide gas;
•Conversion of raw materials into API, including allocated overhead, fixed and variable costs;
•Shipment of API to a third-party contract manufacturing organization (“CMO”);
•Conversion of API into finished product, Zelsuvmi, at the third party CMO; and
•Shipment of finished product from CMO to a third-party logistics provider for distribution.
The Company uses various qualified vendors to source raw materials. The conversion of the API and manufacture occurs at our primary operating facility in North Carolina. The API is then shipped to a third-party fill/finish CMO who converts the API into the finished product, including ancillary/supportive manufacturing, filling and packaging. The finished product is then shipped back to the U.S.-domiciled third-party logistics provider for distribution.
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
Drug Substance (API)
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
Drug Product (Zelsuvmi)
The Company has a long-standing relationship with Orion Corporation (“Orion”), a Finnish full-scale pharmaceutical company with broad experience in cGMP drug manufacturing. Orion manufactures the Company’s commercial supply of its Zelsuvmi finished product. The drug product manufacturing and fill/finish process at Orion has been fully validated and qualified including site registration batches, process validation batches, and commercial batches. Through its contractual relationship with Orion, the Company has manufactured initial commercial launch quantities of Zelsuvmi. In addition, the Company has entered into a multi-year supply agreement and provides monthly estimates and forecasts for on-going production of finished products. The Company’s supply forecast is informed by the expected sales forecast, with adjustments made for safety stock inventory levels and product dating.
Intellectual Property
Under the Exclusive License and Sublicense Agreement with Ligand, dated March 24, 2025, the Company acquired exclusive rights to a robust IP portfolio that provides material coverage for Zelsuvmi, which includes patents and patent applications covering the Zelsuvmi product and its use for treating molluscum contagiosum; trademarks; and know-how and trade secrets covering various aspects of the nitric oxide NITRICIL technology platform, in addition to manufacturing, research, development, formulation, analytical chemistry and scientific know-how.

There are 12 issued U.S. patents covering Zelsuvmi which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations and which are expected to expire during the time period beginning in 2032 and ending in 2035. Upon the initial approval of Zelsuvmi, the Company applied for 1,280 days of patent term extension (“PTE”) for the U.S. patent covering Zelsuvmi composition of matter. Assuming the approval of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
In addition, as part of the Xepi transaction and the Xeglyze acquisition, the Company licensed or purchased the rights to the related patents, trademarks, and intellectual property necessary to commercialize those respective assets, in their field of use and geographic market, respectively. There are two Xepi related patent applications, with the latest expiration date on January 29, 2032. There are 11 issued patents related to Xeglyze, with the latest expiration date on December 17, 2034.
Our Customers
The Company primarily sells its Zelsuvmi product to national and regional wholesaler channels. Our wholesalers purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, mail order pharmacies and Amazon pharmacy.
The following table presents the percentage of total gross accounts receivable attributable to three of the Company’s wholesale customers as of the respective period ends:

	September 30, 2026	December 31, 2025
Customer A	32%	38%
Customer B	25%	31%
Customer C	29%	21%
Total percentage of gross accounts receivable	86%	90%
The following table presents the percentage of total gross product revenue attributable to these three wholesale customers during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	34%	28%	34%	27%
Customer B	24%	33%	24%	33%
Customer C	25%	31%	27%	31%
Total percentage of gross product revenue	83%	92%	85%	91%
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

International Opportunities
The Company, through its exclusive license of Zelsuvmi from Ligand, has the ability to seek approval for and commercialize Zelsuvmi through the rest of the world, except for Japan. The Company estimates molluscum contagiosum incidence and prevalence rates in the European Union and Asia to be comparable to those in the United States. The Company has previously engaged in several international discussions with distributors seeking supply or license agreements for Zelsuvmi in multiple ex-U.S. territories.
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
On May 20, 2025, HHS issued a press release stating that the Department “expects each drug manufacturer to commit to aligning United States pricing for all brand products across all markets that do not currently have generic or biosimilar competition with the lowest price of a set of economic peer countries.” From this statement, it appears that HHS intends to apply the most-favored-nation (“MFN”) pricing only to single-source drugs (i.e., “brand-name” drugs without any approved generic or biosimilar versions). In its May 2025 press release, HHS also advised that it will calculate the MFN price as the lowest price in a country that is part of the Organisation for Economic Co-operation and Development and that has a per capita gross domestic product (“GDP”) of at least 60% of the U.S. per capita GDP. Since then, a number of pharmaceutical manufacturers have entered into voluntary MFN pricing agreements with the Trump Administration, the Trump Administration launched TrumpRx.gov, a direct-to-consumer platform offering certain medications at MFN-aligned prices, and the Centers for Medicare & Medicaid Services has announced or proposed payment models that would test MFN pricing in Medicaid and Medicare.
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
•Unexpected results in the analysis of raw materials, the API or drug product or problems with the execution of our quality systems supporting the analytical testing work, whether conducted internally or by third-party service providers, could adversely affect our commercialization activities.

Results of Operations
On July 1, 2025, Channel, Merger Sub, LNHC, and, solely for the purposes of Article III of the Merger Agreement, Ligand consummated the Merger, pursuant to which, (i) Merger Sub merged with and into LNHC, with LNHC as the surviving company in the Merger and, after giving effect to such Merger, continuing as a wholly owned subsidiary of Channel and (ii) Channel changed its name to “Pelthos Therapeutics Inc.”
Due to the Merger, the Company’s financial results for the nine months ended September 30, 2026 are not directly comparable to the results for the nine months ended September 30, 2025. The primary differences from the pre- and post-Merger reported results presented below relate to changes in operations of the business as of the Merger date, including the July 2025 launch of Zelsuvmi and ongoing commercialization efforts.
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Revenue
Net product revenues	$15,213	$7,112	$8,101	$41,298	$7,112	$34,186
License and collaboration revenues	182	294	(112)	606	294	312
Total revenue	15,395	7,406	7,989	41,904	7,406	34,498
Operating expenses
Cost of goods sold(1)	1,661	2,316	(655)	6,944	2,316	4,628
Selling, general and administrative(2)	18,845	18,383	462	63,117	22,739	40,378
Research and development	1,019	145	874	1,805	854	951
Royalty expense(3)	2,510	1,245	1,265	7,015	1,245	5,770
Amortization of intangible assets	1,053	679	374	3,127	679	2,448
Total operating expenses	25,088	22,768	2,320	82,008	27,833	54,175
Operating loss	(9,693)	(15,362)	5,669	(40,104)	(20,427)	(19,677)
Other (expense) income
Interest expense	(2,269)	(1,346)	(923)	(7,011)	(1,698)	(5,313)
Change in fair value of convertible debt	4,067	—	4,067	(9,270)	—	(9,270)
Interest income and other income	—	5	(5)	—	5	(5)
Total other (expense) income	1,798	(1,341)	3,139	(16,281)	(1,693)	(14,588)
Net loss before provision (benefit) for income taxes	(7,895)	(16,703)	8,808	(56,385)	(22,120)	(34,265)
Provision (benefit) for income taxes	—	(465)	465	—	(465)	465
Net loss	$(7,895)	$(16,238)	$8,343	$(56,385)	$(21,655)	$(34,730)
(1)Excludes amortization and royalty expense. See Note 2 to the accompanying condensed consolidated financial statements for detail.
(2)Includes related party milestone expense of $5.0 million for the nine months ended September 30, 2026. See Note 2 to the accompanying condensed consolidated financial statements for detail.

(3)Includes related party royalty expense of $2.2 million and $6.0 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million for each of the three and nine months ended September 30, 2025. See Note 2 to the accompanying condensed consolidated financial statements for detail.
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
Net product revenues were $15.2 million and $41.3 million for the three and nine months ended September 30, 2026, respectively, and were $7.1 million for the three and nine months ended September 30, 2025. Net product revenues relate solely to sales of Zelsuvmi, which was commercially launched on July 10, 2025. Net product revenues increased for the three months ended September 30, 2026 compared to the same period in the prior year primarily due to higher sales volume. For the nine months ended September 30, 2026, net product revenues increased compared to the same period in the prior year primarily reflecting nine months of commercial activity in the current year period compared to three months of commercial activity in the prior year period.
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
License and collaboration revenues were $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and were $0.3 million for the three and nine months ended September 30, 2025. This revenue is related to recognition of deferred revenue from a collaboration agreement (the “Sato Agreement”) with Sato Pharmaceutical Co., Ltd. (“Sato”). During the second quarter of 2026 the Company re-evaluated the estimated performance period and extended the performance obligation through the fourth quarter of 2028. The Company previously estimated the end of development period in the first quarter of 2028, based upon a Sato-prepared Japanese development program timeline. The estimated percentage of completeness remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations.
For more information about the Sato Agreement, see Note 6 — “Sato Agreement” in the accompanying notes to our condensed consolidated financial statements.
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacture, production, packaging, and distribution of the Company’s commercial products. These costs primarily consist of manufacturing costs, including allocated overhead, supply costs, quality control and assurance costs, and freight and shipping charges incurred in fulfilling customer orders. The Company’s developed technology intangible asset amortization and royalty expense is excluded from cost of goods sold.
Cost of goods sold was $1.7 million and $6.9 million for the three and nine months ended September 30, 2026, respectively, and was $2.3 million for the three and nine months ended September 30, 2025. Cost of goods sold relate solely to Zelsuvmi, which was launched in July 2025, and includes certain fair value adjustments related to semi-finished and finished goods inventory on hand at the time of the Merger. As of June 30, 2026, the Company had sold all finished goods inventory that was on hand at the time of the Merger. Beginning in the three month period ended September 30, 2026, all units of Zelsuvmi sold were produced after the date of the Merger using semi-finished goods on hand at the time of the Merger. The fair value adjustment per unit produced from semi-finished goods is lower than the fair value adjustment related to finished goods on hand at the time of the Merger. Accordingly, the Company expects cost of goods sold to trend downward in future periods, assuming sales volumes of Zelsuvmi remain consistent.

Additionally, the Company’s product is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company records a write-down of any potential unmarketable inventory to its estimated net realizable value. Cost of goods sold for the nine months ended September 30, 2026 includes $0.9 million of commercial API inventory write-offs recognized during the second quarter. These write-offs related primarily to three batches of commercial API produced during the second quarter of 2026 that were identified, through the Company’s routine in-process quality control and testing, as narrowly falling outside specific tolerances for use in commercial drug product. The underlying procedural cause of these out-of-specification results was addressed and subsequent API manufacturing has commenced and met specifications. The Company recorded work-in-process write-offs of $0.8 million during the three and nine months ended September 30, 2025 related to specification tolerances.
The following table sets forth our cost of goods sold for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Cost of goods sold:
Products sold (including ASC 805 fair value adjustments)	$1,661	$1,524	$137	$6,019	$1,524	$4,495
Write-off of inventory	—	792	(792)	925	792	133
Total cost of goods sold	$1,661	$2,316	$(655)	$6,944	$2,316	$4,628
As part of the Merger, certain inventoried items were revalued subject to ASC 805, Business Combinations, as of July 1, 2025. For more information, see Note 3 — “Acquisition of LNHC, Inc.” in the accompanying notes to our condensed consolidated financial statements.
Cost of goods sold decreased during the three months ended September 30, 2026 compared to the same period in the prior year primarily due to the work-in-process write-offs discussed above. Cost of goods sold increased during the nine months ended September 30, 2026 compared to the same period in the prior year primarily because the Company began commercializing Zelsuvmi in July of 2025, resulting in nine months of commercial activity in the current year period compared to only three months in the prior year period.
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

The following table summarizes our SG&A expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Personnel expense:
Salaries, incentive pay and benefits	$7,245	$6,873	$372	$22,598	$7,679	$14,919
Stock-based compensation	1,943	2,812	(869)	6,611	3,662	2,949
Total personnel expense (1)	9,188	9,685	(497)	29,209	11,341	17,868
Non-personnel expense: (2)
Marketing, sales and commercial	4,043	4,933	(890)	12,059	4,933	7,126
Facilities, manufacturing and depreciation	937	1,414	(477)	4,040	1,414	2,626
Corporate and professional services	2,914	1,319	1,595	7,369	4,019	3,350
Travel	614	503	111	1,907	503	1,404
Milestones	—	—	—	5,250	—	5,250
Regulatory and other	1,149	529	620	3,283	529	2,754
Total non-personnel expense	9,657	8,698	959	33,908	11,398	22,510
Total SG&A expense	$18,845	$18,383	$462	$63,117	$22,739	$40,378
(1) Personnel expense for the three months ended September 30, 2026 decreased compared to the three months ended September 30, 2025 primarily due to a $0.9 million decrease in stock-based compensation, offset by a $0.4 million increase in salaries, incentive pay and benefits. The decrease in stock-based compensation expense for the three months ended September 30, 2026 compared to the prior year period was primarily attributable to differences in the timing of vesting of certain equity awards granted subsequent to the Merger.
Personnel expense for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to increases in salaries, incentive pay and benefits and stock-based compensation expense. In both 2026 periods, the increase in salaries, incentive pay and benefits was primarily attributable to the addition of employees related to the July 1, 2025 Merger and the expansion of our commercial organization to support the July 2025 launch of Zelsuvmi. The increase in stock-based compensation for the nine months ended September 30, 2026 included $1.0 million of accelerated stock-based compensation related to the departure of our former Chief Financial Officer. Personnel expense for the nine months ended September 30, 2026 also included approximately $0.5 million of non-recurring severance expense related to our former Chief Financial Officer’s departure.
(2) Non-personnel related SG&A expense increased by $1.0 million for the three months ended September 30, 2026 compared to the prior year period primarily due to a $1.6 million increase in corporate and professional services expense and a $0.6 million increase in regulatory and other expenses. Corporate and professional services expense includes $1.4 million of legal fees incurred during the third quarter of 2026 related to the Mergers. These increases were partially offset by a $0.9 million decrease in marketing, sales and commercial expenses primarily due to higher marketing expenditures incurred during the initial market launch of Zelsuvmi in the third quarter of 2025 and a $0.5 million decrease in facilities, manufacturing and depreciation expenses.

Non-personnel related SG&A expense increased by $22.5 million for the nine months ended September 30, 2026 compared to the prior year period primarily due to a $5.3 million increase in milestone expense and a $7.1 million increase in marketing, sales and commercial expenses. The remainder of the increase was attributable to increases corporate and professional services, facilities, manufacturing and depreciation expenses, regulatory and other expenses, and travel expenses. The increase in milestone expense was primarily attributable to milestones under the Company’s license agreements following the launch of Zelsuvmi. During the nine months ended September 30, 2026, the Company recorded two milestones to its license agreement counterparties, Ligand and the University of North Carolina at Chapel Hill, for $5.0 million and $0.3 million, respectively. The increases in marketing, sales and commercial expenses and increases in other operating expenses for the nine months ended September 30, 2026 compared to the prior year period reflect expenses associated with the Merger and the Company’s continued commercialization of Zelsuvmi following the July 2025 launch. Corporate and professional services expense for the nine months ended September 30, 2026 includes $1.4 million of legal fees incurred during the third quarter of 2026 related to the Mergers. Non-personnel related SG&A expense for the nine months ended September 30, 2026 is not comparable to the prior year period because the majority of the SG&A expenses recognized in 2025 were recognized following the July 1, 2025 Merger.
Research and Development Expense
Research and development (“R&D”) expenses are recognized as they are incurred based on actual work completed through monitoring invoices received and discussions with internal personnel and external service providers as to the progress or stage of completion of preclinical activities, clinical studies and related supporting services for non-commercial assets.
R&D expenses related to the level of activities related to our NaV1.7 pain programs for the three and nine months ended September 30, 2026 and 2025 are noted below (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
R&D expense:
Clinical, CMC, consultants and other	$1,019	$145	$874	$1,805	$854	$951
Total R&D expense	$1,019	$145	$874	$1,805	$854	$951
The increase in R&D expense for the three and nine months ended September 30, 2026 compared to the prior year periods relates to the further clinical progression of CT2000. On March 31, 2026, the Company announced that the first patient had been dosed in its Phase 1b/2a clinical trial evaluating CT2000 as a potential treatment for eye pain. The Company’s wholly owned subsidiary, Channel, owns the rights to CT2000 and its NaV1.7 inhibitor pipeline and is conducting the clinical work through its Australian subsidiary.
Royalty expense
Royalty expense was $2.5 million and $7.0 million for the three and nine months ended September 30, 2026, respectively, and was $1.2 million for each of the three and nine months ended September 30, 2025. Royalty expense includes related party royalty expense of $2.2 million and $6.0 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million for each of the three and nine months ended September 30, 2025.
Royalty expense increased for the three months ended September 30, 2026 compared to the same period in the prior year primarily due to higher sales volume. Royalty expense increased for the nine months ended September 30, 2026 compared to the same period in the prior year primarily reflecting nine months of commercial activity in the current year period compared to three months of commercial activity in the prior year period.
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

These assets are being amortized on a straight-line basis over the lesser of the term of the agreement and the useful life of the license or asset. Amortization of intangible assets was $1.1 million and $3.1 million for the three and nine months ended September 30, 2026, respectively, and was $0.7 million for each of the three and nine months ended September 30, 2025. The increase in amortization expense for the three months ended September 30, 2026 compared to the prior year period was primarily attributable to certain intangible assets acquired in the fourth quarter of 2025. The increase in amortization expense for the nine months ended September 30, 2026 compared to the prior year period reflects the amortization of intangible assets acquired during the fourth quarter of 2025, and the fact that the prior year period included only three months of amortization for the intangible assets recognized in connection with the July 1, 2025 Merger. For more information, see Note 5 — “Goodwill and Intangible Assets” in the accompanying notes to our condensed consolidated financial statements.
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
The Company accounts for the royalty and purchase agreements as liabilities and accretes the financings using the effective interest method based on estimated and actual cash flows payable to the counterparties over the estimated lives of the applicable agreements. At the effective date of the agreements, the effective annual interest rate of the specific financing was estimated and contains significant assumptions that affect both the amount recorded at the effective date and the interest expense that will be recognized over the term of the corresponding agreement.
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

The following table summarizes our interest expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Interest expense:
Reedy Creek Purchase Agreement	$333	$695	$(362)	$1,395	$695	$700
Zelsuvmi Royalty Agreement	304	472	(168)	1,116	472	644
Channel Products Royalty Agreement	—	149	(149)	—	149	(149)
Xepi Royalty Agreement - Convertible Notes	141	—	141	251	—	251
Sato Payments - Convertible Notes	23	—	23	73	—	73
Convertible Notes	404	—	404	1,187	—	1,187
Venture Loan & Security Agreement	1,060	—	1,060	2,979	—	2,979
Other and Pre-Merger Debt	4	30	(26)	10	382	(372)
Total interest expense	$2,269	$1,346	$923	$7,011	$1,698	$5,313
The increase in interest expense for the three and nine months ended September 30, 2026 compared to the same periods for 2025 primarily relates to interest incurred on the Venture Loan and Security Agreement entered into in January 2026 and the Convertible Notes issued in November 2025. For the three months ended September 30, 2026, these increases were partially offset by decreases in interest expense associated with the Company’s royalty financing obligations, reflecting a shift in the forecasted amounts under the royalty arrangements during the quarter. For the nine months ended September 30, 2026, the increase in interest expense associated with the royalty financing obligations also reflects that the prior year period included less than nine months of interest expense on these obligations due to the July 1, 2025 Merger and the timing of the entry into certain royalty financing obligation agreements.
Change in Fair Value of Convertible Debt
On November 6, 2025, the Company entered into a securities purchase agreement with certain investors, including Ligand, pursuant to which, among other things, on the closing date, the convertible investors purchased for cash, and the Company issued and sold to the convertible investors, senior secured Convertible Notes of the Company in the aggregate original principal amount of $18.0 million, which are convertible into shares of the Company’s Common Stock at a conversion price of $29.73. The Convertible Notes accrue interest at a rate of 8.5% per annum, compounded quarterly, and mature on November 6, 2027, as revised based on the Convertible Notes subordination agreement. The Convertible Notes subordination agreement, described in Note 7 — “Notes Payable” in the notes to our condensed consolidated financial statements, subordinated all payment obligations under the Convertible Notes, including principal and accrued interest, until 90 days after the Venture Loan and Security Agreement has been repaid in full.
The Company analyzed the terms of the Convertible Notes and its embedded features, concluding it appropriate to account for the Convertible Notes at fair value under the allowable fair value option. Accordingly, the Company initially recognized the Convertible Notes at fair value and subsequently measures the Convertible Notes at fair value with changes in fair value recorded in current period earnings, or other comprehensive income if specific to credit risk.
For the three and nine months ended September 30, 2026, the change in fair value of the Convertible Notes was $4.1 million and $(9.3) million, respectively, due primarily to (i) changes in the Company’s Common Stock price; (ii) a change in fair value related to the Convertible Notes credit risk component; and (iii) a change to the principal balance related to the PIK interest for the quarterly interest payments due January 1, 2026, April 1, 2026 and July 1, 2026. There was no corresponding change in fair value of Convertible Notes during the corresponding 2025 periods because the Convertible Notes had not yet been issued as of September 30, 2025.

See Note 7 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements for additional detail.
Liquidity and Capital Resources
For the nine months ended September 30, 2026, the Company had net cash flows used in operating activities of $26.0 million. As of September 30, 2026, the Company had cash and cash equivalents of approximately $17.7 million and working capital of $24.6 million. Working capital represents current assets less current liabilities as reported on the Company’s condensed consolidated balance sheets. For the nine months ended September 30, 2026, the Company recorded net product revenues in the amount of $41.3 million for its lead commercial product, Zelsuvmi. Since the commercial launch of Zelsuvmi in July of 2025, the Company has recorded net product revenues in its preceding five fiscal quarters ended September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026 and September 30, 2026 of $7.1 million, $9.1 million, $10.7 million, $15.4 million, and $15.2 million, respectively. The quarter over quarter percentage changes in net product revenues over the prior four fiscal quarters ending December 31, 2025, March 31, 2026, June 30, 2026 and September 30, 2026 were increases of 28%, 17%, 45%, and a decline of 1%, respectively.
For the three and nine months ended September 30, 2026, the Company reported net loss of $7.9 million and $56.4 million, respectively. As of September 30, 2026, the Company had an accumulated deficit of $121.2 million.
On January 12, 2026, the Company entered into a Venture Loan and Security Agreement with Horizon, as lender and collateral agent. The Venture Loan and Security Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $50.0 million (the “Term Loans”). The proceeds of the facility will be used to support the commercialization of the Company’s existing commercialized pharmaceutical product, to prepare for the launch of two recently acquired products, working capital and general corporate purposes. The Company borrowed $30.0 million of the facility on January 12, 2026.
On October 30, 2026, the Company, LNHC and Channel entered into the A&R Loan Agreement, which amends and restates in its entirety the Venture Loan and Security Agreement. The Company borrowed an additional $10.0 million from the lending facility on October 30, 2026. The lending facility also provides for up to an additional $10.0 million in funding, which the lender may elect to fund in its sole discretion on or prior to December 31, 2027, subject to, among other conditions, the Company achieving trailing twelve-month net revenue of at least $70.0 million. See Note 14 — “Subsequent Events” to the accompanying condensed consolidated financial statements for additional detail.
Our material cash requirements include manufacturing and commercialization expenditures, employee compensation and benefits, lease obligations, debt service obligations under our A&R Loan Agreement, royalty financing obligations and general corporate purposes. In addition, as described below in Contractual Obligations and Commitments, the Company has entered into arrangements that contractually obligate it to make payments that will affect its liquidity and cash flows in future periods.
The Company has current obligations reported on its condensed consolidated balance sheets within accrued expenses - related party two milestone payments due to Ligand totaling $10.0 million related to Zelsuvmi. In addition, the Company’s related party convertible notes payable, with a principal balance at September 30, 2026 of $19.0 million, have a stated maturity date of November 6, 2027. However, as discussed in Note 7 — “Notes Payable,” and Note 9 — “License and Other Agreements,” Ligand and the counterparties to the convertible notes have entered into subordination agreements related to the Venture Loan and Security Agreement which prohibit the Company from making milestone payments on the Zelsuvmi License (as defined in Note 9 — “License and Other Agreements”) and repaying the convertible notes, until certain defined criteria are achieved.
The Company’s future liquidity requirements also include repayment obligations under the A&R Loan Agreement. The Company is required to make monthly interest payments through February 1, 2029, followed by scheduled principal and interest payments through maturity on January 31, 2031. If specified revenue milestones are achieved, the interest-only payment period may be extended through February 1, 2030, with principal repayments commencing thereafter. See Note 14 — “Subsequent Events” for additional information regarding the Amended Venture Loan and Security Agreement.

As further discussed in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying notes to our condensed consolidated financial statements, management believes that the Company’s existing cash and cash equivalents as of September 30, 2026, plus (i) expected receipts associated with product sales from its commercial product portfolio, including Zelsuvmi, Xepi (commercial launch expected in the first quarter of 2027), and Xeglyze (commercial launch expected in the third quarter of 2027); and (ii) the additional $10.0 million proceeds from the A&R Venture Loan and Security Agreement borrowed on October 30, 2026 (see Note 14 — “Subsequent Events” to our accompanying condensed consolidated financial statements for detail) will provide the Company with sufficient liquidity to fund its planned operating needs for one year from the date that these condensed consolidated financial statements are issued, based on the Company’s current commercial operating forecast and related assumptions.
Management has not relied on the transactions contemplated by the 2026 Merger Agreement or the 2026 Securities Purchase Agreement, as described in Note 14 — “Subsequent Events” in the accompanying condensed consolidated financial statements, in reaching the conclusion above in its going concern assessment, as the closing of the 2026 Merger Agreement is subject to customary closing conditions and the closing of the 2026 Securities Purchase Agreement is conditioned on the closing of the Mergers. There can be no assurance that either transaction will close on the expected terms or timeline, or at all. However, if both transactions close, management believes the additional net cash proceeds from the 2026 Securities Purchase Agreement, which is contingent on the closing of the Mergers contemplated by the 2026 Merger Agreement (see Note 14 — “Subsequent Events” for detail), as offset by the expected operating cash utilization associated with a potential combined entity, would provide the Company with sufficient liquidity to fund its planned operating needs for one year from the date that these condensed consolidated financial statements are issued, subject to the combined company meeting its pro forma commercial operating forecast and projections.
Variability in the Company’s commercial operating forecast and projections, driven primarily by (i) Zelsuvmi commercial product sales, (ii) timing of operating expenditures, and (iii) unanticipated changes in net working capital, will impact the Company’s cash forecast. In addition, subject to the close of the 2026 Merger Agreement and the 2026 Securities Purchase Agreement, including related transactions, variability in the forecasted expected operating cash flows of a combined business, driven by (i) costs associated with the proposed transaction; and (ii) operating cash flows specifically related to the acquired business; will impact the Company’s cash forecast.
If the Company does not meet its current Zelsuvmi commercial product sales forecast, which is a critical estimate in its operating cash flow projections used in its going concern consideration, or raise additional debt or equity capital on acceptable terms, or at all, management will need to reduce the Company’s planned operating activities, including, but not limited to, delaying, reducing, or eliminating certain planned commercialization or developmental activities. Such actions could delay commercialization and development timelines and could have a material adverse effect on its business, results of operations, financial condition and market valuation.
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

Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(25,954)	$(16,338)
Investing activities	(256)	2,761
Financing activities	26,350	27,317
Net increase in cash and cash equivalents and restricted cash	$140	$13,740
Net Cash Used in Operating Activities
The increase in net cash used in operations from the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily attributable to (i) the timing of the Merger, which closed on July 1, 2025, resulting in a full nine months of post-Merger operations during the 2026 period compared to three months of post-Merger operations during the same 2025 period, and (ii) changes in working capital associated with the launch and ongoing commercialization efforts associated with Zelsuvmi, including routine operating fluctuations in inventory, license obligations, accounts receivable and accounts payable. The increase was also driven by higher cash royalties, rebates, coupons, and distribution costs associated with our increased gross product sales, increased cash interest payments, and higher employee compensation costs.
For the nine months ended September 30, 2026, net cash used in operating activities of $26.0 million consisted primarily of a net loss of $56.4 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $6.6 million, (ii) amortization of definite lived intangible assets of $3.1 million, (iii) $1.0 million of depreciation expense, (iv) $2.8 million of accretion of interest expense for royalty obligations, (v) non-cash interest expense related to our Convertible Notes of $1.2 million, (vi) a write-off of inventory of $0.9 million, (vii) $0.2 million of lease amortization, (viii) amortization of debt discount of $0.7 million, (ix) change in fair value of Convertible Notes of $9.3 million, and (x) a $4.6 million net increase in cash related to changes in operating assets and liabilities.
The favorable impacts to cash related to changes in operating assets and liabilities was primarily due to (i) a change in accrued expenses of $7.8 million, (ii) a change in accounts payable of $0.6 million, (iii) a $1.6 million change in inventory, and (iv) a change in operating lease assets of $0.3 million. The unfavorable impacts to cash related to changes in (i) accounts receivable of $4.6 million, (ii) operating lease liabilities of $0.5 million and (iii) deferred revenue of $0.6 million.
For the nine months ended September 30, 2025, net cash flows used in operating activities was $16.3 million and consisted primarily of a net loss of $21.7 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $3.7 million, (ii) amortization of definite lived intangible assets acquired in the LNHC acquisition of $0.7 million, (iii) $0.4 million of depreciation expense, (iv) $1.3 million of accretion of interest expense for royalty obligations, (v) $0.8 million related to inventory write-offs, (vi) amortization of debt discount of $0.3 million, (vii) $0.1 million of lease amortization, (viii) $(0.5) million of deferred income tax and (viii) a $1.4 million net decrease in cash related to changes in operating assets and liabilities.
The favorable impacts to cash related to changes in operating assets and liabilities was primarily due to (i) a $1.4 million change in inventory, (ii) a change in accounts payable and accrued expenses of $4.0 million and $2.7 million, respectively, (iii) a change in operating lease assets of $0.2 million, and (iv) a change in other long-term assets and liabilities of $0.1 million. The unfavorable impacts to cash related to changes in (i) accounts receivable of $7.9 million, (ii) prepaid expenses and other current assets of $1.4 million, (iii) operating lease liabilities of $0.2 million and (iv) a change in deferred revenue of $0.3 million.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2026, net cash flows used in investing activities was $0.3 million, related to purchases of property and equipment.

For the nine months ended September 30, 2025, net cash flows provided by investing activities related to the LNHC acquisition of $2.8 million. See Note 3 — “Acquisition of LNHC, Inc.” to the accompanying condensed consolidated financial statements for additional detail.
Net Cash Provided by Financing Activities
For the nine months ended September 30, 2026, net cash flows provided by financing activities were $26.4 million, primarily from the January 12, 2026 Venture Loan and Security Agreement net proceeds.
For the nine months ended September 30, 2025, net cash flows provided by financing activities were $27.3 million resulting from net proceeds from the PIPE Financing of $27.4 million, proceeds from loans of $0.7 million and proceeds from stock option exercises of $0.1 million, offset by payment on loans of $0.8 million.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2026 and 2025, the Company did not have, and it does not currently have, any off-balance sheet arrangements, as defined under applicable U.S. Securities and Exchange Commission (the “SEC”) rules.
Contractual Obligations and Commitments
The Company has entered into arrangements that contractually obligate it to make payments that will affect its liquidity and cash flows in future periods. Such arrangements include those related to the Company’s lease commitments, third-party license agreements, including licenses, lending and/or debt agreements and long-term manufacturing agreements.
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 19, 2026, other than the Venture Loan and Security Agreement, described in Note 7 — “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements.
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
As disclosed in Note 7 — “Notes Payable” in the accompanying notes to our condensed consolidated financial statements, during the nine months ended September 30, 2026, the Company changed the valuation model utilized to measure the fair value of the Convertible Notes from a scenario-based model to a Monte-Carlo simulation model. Considering the contractual terms of the Convertible Notes, management determined the Monte Carlo simulation model was more representative of fair value because it better captures the volatility of the Company’s stock price, which impacts the option value associated with the Convertible Notes’ conversion option feature.

The fair value of the Convertible Notes is sensitive to changes in several unobservable inputs, most notably expected volatility and the credit risk component of the Convertible Notes. In general, increases in expected volatility, increases in stock price and decreases in the credit risk component of the discount rate would result in a higher fair value of the Convertible Notes.
There have been no other material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 19, 2026. Since the filing of our Annual Report on Form 10-K, the Company entered into the Venture Loan and Security Agreement which closed on January 12, 2026, described in Note 7 — “Notes Payable.”
The Company analyzed the terms of the Venture Loan and Security Agreement and its embedded features, concluding it appropriate to account for the Initial Horizon Warrants as freestanding financial instruments with equity classification. As the Initial Horizon Warrants are equity classified, the proceeds from the Venture Loan and Security Agreement were allocated based on the relative fair values of the Term Loans and the Initial Horizon Warrants, with the amount allocated to the Initial Horizon Warrants recorded as additional paid-in-capital. The Term Loans were recorded at the proceeds received, less applicable discounts. The final payment, debt issuance costs and allocation of fair value of the Initial Horizon Warrants are being amortized to interest expense over the term of the loan.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the impact of recently issued accounting pronouncements that apply to us in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” of Part I, Item 1 of this Report.
Emerging Growth Company
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
As of September 30, 2026, our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of such date at the reasonable assurance level.
Material Weakness
Management conducted an evaluation of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2026 because of a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025. The material weakness resulted in a misapplication of ASC 820, Fair Value Measurements, related to certain Level 3 fair value measurement of the Company’s convertible debt, including valuation methodologies, specific valuation assumptions, and inputs, in the Company’s previously issued condensed consolidated financial statements for the quarter ended March 31, 2026, which required the restatement of such financial statements. Specifically, our controls did not operate effectively to identify and evaluate the valuation impact of certain provisions in the Convertible Notes Subordination Agreement entered into in January 2026, including the effect of the subordination on the extended payoff terms and the conversion rate reset feature. This material weakness has not been remediated as of September 30, 2026.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements specifically related to fair valuation techniques in accordance with ASC 820, Fair Value Measurements. As part of our remediation efforts, during the second quarter of 2026, we increased the number of finance and accounting personnel within the Company’s accounting department with the expertise necessary to review and identify complex accounting matters and discrepancies in utilized valuation assumptions. During the third quarter of 2026, we (i) discontinued our relationship with the external third party valuation firm that was previously used to assist management with the fair value measurement of our convertible debt and (ii) engaged a more specialized and experienced external third party valuation firm to assist management in determining the fair value of our convertible debt and other complex financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting
Except as disclosed above, there have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any pending legal proceedings that, in the opinion of our management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 19, 2026, except as follows:
Risks Related to the Mergers
The completion of the Mergers is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Mergers could have material adverse effects on us.
On October 30, 2026, we entered into the 2026 Merger Agreement with Credit Card Merger Sub, Credit Card Merger Sub II, Castle Creek and Paragon Biosciences, LLC, as the securityholder representative (the “Securityholder Representative”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the 2026 Merger Agreement, Credit Card Merger Sub will merge with and into Castle Creek, with Castle Creek continuing as our wholly owned subsidiary, and immediately thereafter Castle Creek will merge with and into Credit Card Merger Sub II, with Credit Card Merger Sub II continuing as our wholly owned subsidiary. We cannot predict whether and when the conditions to the Mergers will be satisfied, including, among others, the approval of the 2026 Merger Agreement by written consent of the requisite stockholders of Castle Creek; the effectiveness of our registration statement on Form S-4 (the “Form S-4”); the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); the approval for listing on NYSE American of the shares of Common Stock to be issued in the Mergers and the other transactions contemplated thereby; and the consummation of the 2026 PIPE Financing. Either party may terminate the 2026 Merger Agreement if the Mergers have not been consummated by February 1, 2027, subject to automatic extension to March 31, 2027 in certain circumstances where the Form S-4 has not become effective in time and all other conditions are satisfied. In addition, Horizon has consented to the Mergers under the A&R Loan Agreement provided that the Mergers are consummated no later than March 31, 2027, or such later date as Horizon may agree, and our failure to comply with the merger-related covenants in the A&R Loan Agreement would constitute an event of default thereunder.
If one or more of these conditions are not satisfied, and as a result, we do not complete the Mergers, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from our current products and other potential strategic opportunities, in each case without realizing any benefits of the Mergers. Because the 2026 Merger Agreement does not provide for a termination fee payable to us, if the 2026 Merger Agreement is terminated by the other parties, we may not receive any compensation or reimbursement for the costs we have incurred or the opportunities we have forgone in connection with the Mergers. Any disruptions to our business resulting from the announcement and pendency of the Mergers, including any adverse changes in our relationships with healthcare professionals, wholesalers, suppliers, licensors, regulators and employees, could continue or accelerate in the event that we fail to consummate the Mergers. In addition, the price of our Common Stock may fluctuate significantly based on announcements by Castle Creek, other third parties or us regarding the Mergers or based on market perceptions of the likelihood of the satisfaction of the conditions to the consummation of the Mergers, and, if we do not consummate the Mergers, the price of our Common Stock may decline significantly to the extent that the current market price reflects a market assumption that the Mergers will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our Common Stock.

The 2026 Merger Agreement restricts the conduct of our business until the Mergers are completed or the 2026 Merger Agreement is terminated, and the announcement and pendency of the Mergers may disrupt our business.
The 2026 Merger Agreement generally requires us to use commercially reasonable efforts to carry on our business in the ordinary course of business and to preserve our business organization, goodwill and relationships with material customers and suppliers until the earlier of the consummation of the Mergers and the termination of the 2026 Merger Agreement. Subject to specified exceptions, we may not, without Castle Creek’s consent, among other things, declare or pay dividends, issue or encumber our capital stock or other equity securities (other than upon the exercise, vesting or conversion of outstanding securities or under our equity incentive plans in the ordinary course of business), amend our organizational documents, effect a merger or similar transaction, acquire any business or any assets material to us, sell, license or encumber any properties or assets material to us or transfer or exclusively license any material intellectual property. We have also agreed not to acquire or license any asset, product or business, or enter into any arrangement, outside the ordinary course of business that would be reasonably likely to prevent or delay the expiration of the HSR Act waiting period beyond the outside date under the 2026 Merger Agreement. These restrictions could prevent us from pursuing attractive business opportunities, including in-licensing or acquisitions of additional products, that arise prior to the consummation of the Mergers or the termination of the 2026 Merger Agreement. In addition, uncertainty regarding the Mergers may adversely affect our ability to attract, retain and motivate key personnel, and may adversely affect our relationships with healthcare professionals, wholesalers, suppliers, licensors and other business partners, and our management has devoted, and will continue to devote, significant attention and resources to the Mergers. For these and other reasons, the pendency of the Mergers could adversely affect our business, operating results and financial condition.
The Mergers will involve substantial costs and will require substantial management resources, and we may be liable for significant damages if we fail to consummate the Mergers when required.
We have incurred and expect to continue to incur substantial costs and expenses relating to the Mergers, including fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and other transaction-related costs. Under the 2026 Merger Agreement, each party will generally pay its own fees and expenses whether or not the Mergers are consummated, except that we and Castle Creek will equally share the fees and expenses of the exchange agent and certain printing, filing and mailing expenses for the Form S-4 and the related information statement, and we will pay all filing fees under the HSR Act. If the Mergers are consummated, we will also pay Castle Creek’s transaction expenses to the extent not paid by Castle Creek, including funding a $0.5 million expense reserve for the Securityholder Representative. Although the 2026 Merger Agreement does not provide for a termination fee, termination of the 2026 Merger Agreement will not relieve a party of liability for any willful and material breach or fraud, and the 2026 Merger Agreement provides that a failure to consummate the closing when required by its terms constitutes a willful and material breach. In the case of a willful and material breach by us, our liability may include the loss of the benefit of the bargain to Castle Creek’s securityholders, including the value of the shares of Common Stock they would have received at closing. If the Mergers are not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit.
The 2026 Merger Agreement limits our ability to pursue alternatives to the Mergers.
The terms of the 2026 Merger Agreement prohibit us from soliciting, initiating or knowingly encouraging or facilitating any acquisition proposal or inquiry, engaging in discussions or negotiations regarding any acquisition proposal or entering into any agreement providing for an alternative transaction, subject to limited exceptions. The 2026 Merger Agreement permitted our board of directors to engage with a third party regarding an unsolicited superior proposal or change its recommendation only prior to the receipt of the requisite approval of our stockholders, which was obtained by written consent on October 30, 2026. As a result, while the 2026 Merger Agreement is in effect, we generally may not pursue a merger, sale of assets, issuance of 15% or more of our equity securities or other business combination with a third party, even if such a transaction could be more favorable to our stockholders than the Mergers.
Litigation relating to the Mergers could prevent or delay the consummation of the Mergers or otherwise negatively impact our business, operating results and financial condition.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Pelthos, our Board of Directors, Castle Creek, Castle Creek’s Board of Directors and others in connection with the transactions contemplated by the 2026 Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. We may incur additional costs in connection with the defense or settlement of any such stockholder litigation, including costs associated with the indemnification of our directors and officers, and such litigation may divert the attention of our management and employees from our day-to-day business and otherwise adversely affect our financial condition. Furthermore, one of the conditions to the consummation of the Mergers is that no governmental entity of competent jurisdiction has issued any order, injunction or law that has the effect of making the Mergers illegal or otherwise prohibiting their consummation. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Mergers, such relief may prevent the Mergers from becoming effective within the expected time frame or at all.
Risks Related to Our Financial Condition and Capital Needs
We have restated our condensed consolidated financial statements for the interim period ended March 31, 2026, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
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
We identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2026. This material weakness resulted in a material misstatement of our convertible debt, change in fair value of convertible debt, other comprehensive income, accumulated deficit and related financial disclosures for the interim period ended March 31, 2026.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our understanding of the nuances of the complex accounting standards that apply to our condensed consolidated financial statements specifically related to fair valuation techniques in accordance with ASC 820, Fair Value Measurements. As part of our remediation efforts, during the second quarter of 2026 we increased the number of finance and accounting personnel within the Company’s accounting department with the expertise necessary to review and identify complex accounting matters and discrepancies in utilized valuation assumptions. During the third quarter of 2026, we (i) discontinued our relationship with the external third party valuation firm that was previously used to assist management with the fair value measurement of our convertible debt; and (ii) engaged a more specialized and experienced external third party valuation firm to assist management in determining the fair value of our convertible debt and other complex financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the convertible debt we entered into on November 6, 2025, see Item 4, Controls and Procedures in Part I of this Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities. In either case, our business could be materially and adversely affected. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Executive Compensation
In connection with the Mergers (described above), the Compensation Committee of the Board approved an increase in the annual base salary of John M. Gay, the Company’s Chief Financial Officer, to $450,000 and increased his target annual bonus opportunity to 45% of base salary.
As previously disclosed in the Company’s Current Report on Form 8-K, filed on October 30, 2026, the Compensation Committee of the Board approved an increase in the annual base salary of Scott Plesha, the Company’s Chief Executive Officer, to $550,000 and increased his target annual bonus opportunity to 60% of base salary. Also, as previously disclosed, the Company entered into a Second Amendment to Mr. Plesha’s Executive Employment Agreement dated as of July 1, 2025, as amended, to expand Mr. Plesha’s severance benefits by providing for a prorated annual bonus based on actual performance, for the year in which Mr. Plesha’s employment terminates.
Securities Trading Plan of Directors and Executive Officers
During the three months ended September 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1
Form of Certificate of Designation of Series B Convertible Preferred Stock of Pelthos Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

3.2
Form of Amendment to Certificate of Designation of Series A Convertible Preferred Stock of Pelthos Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

4.1
Form of Warrant issued pursuant to Venture Loan and Security Agreement dated as of January 12, 2026, by and among Pelthos Therapeutics Inc., LNHC, Inc., Channel Therapeutics Corporation and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

4.2	Form of PIPE Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).
10.1	Pelthos Therapeutics Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 1, 2026).
10.2*	Form of Performance Stock Unit Agreement under the Pelthos Therapeutics Inc. Amended and Restated 2023 Equity Incentive Plan
10.3*	Form of Stock Option Agreement under the Pelthos Therapeutics Inc. 2026 Equity Incentive Plan
10.4*	Form of Restricted Stock Unit Agreement under the Pelthos Therapeutics Inc. 2026 Equity Incentive Plan
10.5*	Form of Performance Stock Unit Agreement under the Pelthos Therapeutics Inc. 2026 Equity Incentive Plan
10.6
Agreement and Plan of Merger, dated as of October 30, 2026, by and among Pelthos Therapeutics Inc., Credit Card Merger Sub, Inc., Credit Card Merger Sub II, LLC, Castle Creek Biosciences, Inc., and Paragon Biosciences, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

10.7
Securities Purchase Agreement, dated as of October 30, 2026, by and among Pelthos Therapeutics Inc. and each of the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

10.8
Form of Support Agreement, by and among Pelthos Therapeutics Inc., Castle Creek Biosciences, Inc. and certain stockholders of Castle Creek Biosciences, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

10.9
Form of Lock-Up Agreement (certain securityholders of Castle Creek Biosciences, Inc.) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

10.10	Form of Lock-Up Agreement (PIPE Financing Investors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).
10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).
10.12
Amended and Restated Venture Loan and Security Agreement, dated as of October 30, 2026, by and among Pelthos Therapeutics Inc., LNHC, Inc., Channel Pharmaceutical Corporation, Credit Card Merger Sub, Inc., Credit Card Merger Sub II, LLC, Horizon Technology Finance Corporation, as collateral agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

10.13
Form of First Amendment and Waiver to Senior Secured Convertible Notes, by and between Pelthos Therapeutics Inc. and the holder party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

10.14
Second Amendment to Executive Employment Agreement, dated as of October 30, 2026, between Pelthos Therapeutics Inc. and Scott Plesha (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2026).

10.15*	Executive Employment Agreement, dated October 1, 2026, between Pelthos Therapeutics Inc. and Peter Greenleaf

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pelthos Therapeutics Inc.

Date: November 12, 2026	By:	/s/ Scott Plesha
Name: Scott Plesha
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ John M. Gay
Name: John M. Gay
Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer, Principal Accounting Officer)